Form 10-Q
period 1996-09-30
CONTINENTAL WELLNESS CASINOS INC /CA/
filed 1996-12-04
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 10549


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended        Form 10-Q             Commission file number
    September 30, 1996                                     0-20217

                  CONTINENTAL WELLNESS CASINOS, INC.
              (Exact name of registrant as appended in its charter)

    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     identification No.)

        Colorado                                          84-0687501

(Address of principal executive offices)                  (Zip Code)

  1820 E. Garry Avenue, Santa Ana, California                92705

            (Registrant's telephone number, including area code)

                             (714) 477-0350

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1914 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


     Yes __X___         No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Title of Class                                September 30, 1996

 Common Class "A"                                      90,028,877

 Common Class "B"                                       3,266,960

                CONTINENTAL WELLNESS CASINOS, INC.

                              INDEX

Part 1       FINANCIAL INFORMATION                           PAGE

             Item 1       Financial Statements

               Consolidated Balance Sheets                      2

               Consolidated Statements of Operations            4

               Consolidated Statements of Cash Flows            5

               Notes to consolidated Financial Statements       7

             Item 2      Management's Discussion and
                         Analysis of financial

                Conditions and Results of Operations           11

 Part 11     OTHER INFORMATION

             Item 1      Legal Proceedings                     14

             Item 2      Changes in Securities                 14

             Item 3      Defaults upon Senior Securities       14

             Item 4     Submission of Matters to a
                        Vote of Security Holders               14

             Item 5     Other Information                      14

             Item 6     Exhibits and Reports on B-K            15

                         PART 1  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            CONTINENTAL WELLNESS CASINO, INC.

                          BALANCE SHEETS
                    THIRD QUARTER ENDING SEPTEMBER 30, 1966 AND 1995

                                                                          1996           1995
                                                                          (Dollars In Thousands)
ASSETS

     Gold in storage (Note 2)                                             $ 27,317   $ 27,317

Deferred charges and other assets
       Deferred mining exploration costs (Note 3)                            3,253      3,253
       Deferred promotion and operating expenses                                81      -

 Total Assets                                                             $ 30,651   $ 30,570



STOCKHOLDERS EQUITY

Common Stock, Class "A"  $0.003 par value
   Authorized shares-500,000,000 in 1996;
   100,000,000 in 1995
   Issued and outstanding-90,028,877 in 1996;
        38,803,405 in 1995                                                $    270    $   116

Common Stock, Class "B" no par value
      Authorized shares-50,000,000 in 1996 and 1995.
     Issued and outstanding-3,266,960 in 1996 and 1995                          33         33
     Capital in excess of par                                               30,348     30,421

Total stockbrokers' equity                                                $ 30,651   $ 30,570


See accompanying notes to Financial Statements.


This report supersedes my report dated July 5, 1996

                CONTINENTAL WELLNESS CASINOS, INC
                  NOTES TO FINANCIAL STATEMENTS

   1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Description of Business - The Company is engaged in the mining development industry. Since October 22, 1974, the company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and is engaged in the exploration of said mines for the production of precious metals like gold and silver. The Company also applied for a license in Las Vegas, Nevada to conduct Life Extension programs and to operate hotels and casinos.

     Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U.S. dollars using exchange rates.

     Development costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

   2.GOLD IN STORAGE AT BONDED WAREHOUSE:
     On October 9, 1990, the Company deposited NDS, United States Custom Bonded Warehouse located at 19801 So. Santa Fe Ave., Rancho Dominquez, California, 90221, six (6) 55 gallon drum containers of gold dust (powder form) 999.5 pure weighing 76,112 troy ounces with a value of $27,316,600 based on the gold floor price of $358.90 per troy ounce. The market value of gold per troy ounce as of June 15, 1996 and October 31,1995 are $384.70 and $384.30 respectively. At these prices, the gold in storage would carry fair market values of $29,280,286 in 1996 and $29,249,841 in 1995.

   3.DEFERRED MINING EXPLORATION COSTS
     Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. In On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

   4.RELATED PARTY TRANSACTIONS
     Grand American Bank Trust owns approximately 71% of the Company's Class "A" common stock as of June 15, 1996.

   5.PROVEN GOLD AND SILVER RESERVES
     The process of estimating mineral reserves is very complex, requiring significant subjective decision in the evaluation of available geological, engineering, and economic data for each reserve. The data for a given reserve may change substantially over time as a result of additional development activity, production under varying economic conditions, etc.

This report supersedes my report dated July 5, 1996

     Consequently, material revision to the existing reserve estimates may occur in the future. Although, every reasonable effort was made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decision require, the variances in the available data for various reserves, makes these estimates generally less precise than the other estimates in connection with financial disclosure. Proven reserves are estimated quantities of gold and silver which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reserves under existing economic and operating conditions.

     Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and
19.000.000 troy ounces of silver. The value of these reserves based on average market prices as of June 15, 1996 and October 31, 1995, are as follows:

                                              9-30-96        9-30-95
                                              (Dollars in Thousands)
Gold        7,000,000 troy ounces
              @$384.70/troy ounce             $2,692,906
              @$384.30/troy ounce                            $2,690,100

Silver     19,000,000 troy ounces
              @$5.05/ troy ounce                  95,950
              @$5.34/troy ounce               __________      __101,460
                                              $2,788,856     $2,791,560

  6.  STOCKBROKER'S EQUITY
     The Company is authorized to issue 50,000,000 shares of no par value Class "B" shares. The Company gave authority to its Board of Directors to issue such Class "B" stock in one or more series, and to fix the number of shares in each series, and all designations, relative rights, preferences and limitations of the stock issued in each series. As of April 13, 1994, the Board of Directors had exercised the authority granted.

   7.CONTINGENCIES
     The Company is not involved in any legal proceedings which considered to be ordinary routine litigation incident to its business.

   8.TAXES
     The Company has not filed a federal income tax return because there are no earnings to report.

   9.The Secretary of State of Colorado Corporation Office approved the following on June 6, 1996:

     a) The name Grand American International Corporation be changed to Continental Wellness Casinos, Inc.
     b)  The authorized capital stock, common shares Class
"A" of the Company be increased from 100,000,000 shares to 500,000,000 shares with a $0.003 par value per share.

  10.ACQUISITION OF THE MAXIM HOTEL AND CASINO LAS VEGAS, NEVADA
The Company is in the process of concluding the purchase of the Maxim Hotel and Casino Las Vegas, Nevada, an 800 rooms hotel and casino.

  11.THE INCREASE OF THE ISSUED AND OUTSTANDING CLASS
"A" COMMON SHARES
     The Company on December 6, 1995 by Company Resolution approved the issuance of 47,958,512 common "A" shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust.

     The Grand American Bank Trust could not accept the shares until a legal opinion is given by the Regulators.

     The Legal opinion was given on February 15, 1996 and the 47,958,512 Class "A" shares were issued to Grand American Bank Trust in April 1996 by American Securities Transfer, Inc., transfer agent. The Company by Certificate of Resolution that was approved on March 22, 1996 issued 3,266,960 Class,"A" restricted common shares to Joseph Witzman in payment of the Company's obligation to him of $180,953.75.

     The outstanding shares in 1996 of 90,028,877 and 38,803,405 in 1995 consist of:

<CAPTION)
         Balance 1/31/94                           21,803,405
         Issued to Grand American Bank Trust       17,000,000
         Balance 10/31/95                          38,803,405
         Issued to Grand American Bank Trust       47,958,512
         Issued to Joseph Witzman                   3,266,960
         Balance 10/31/96                          90,028,877











This report supersedes my report dated July 5, 1996

                  CONTINENTAL WELLNESS CASINOS, INC.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Summary of significant Accounting Policies Nature of the Business - CONTINENTAL WELLNESS CASINOS, INCORPORATED, A Colorado corporation was incorporated October 29, 1974. The Company is engaged in the discovery and development of precious metals mining properties located in Quincy, Plumas County, California which consists of 750 acres of land where 39 unpatented mines claims are located. All assessment work has been done at the mines and all the reports had been filed with the Bureau of Land Management, Sacramento, California and the county of Plumas in accordance with the mining rules and regulations. The Company has permitted to operate in small scale the mines from the United States Forestry Department, Quincy, California. The Company intent in going in a big mining venture to recover gold and silver in the proven reserves as soon as the price of gold increases in value.

     The Company is in the process of getting their Live Longer Center, a Longevity Members Association which the purpose is to make people live longer by using Preventive Medicine with the genes testing for discovery of predominant illness in the different subjects and repair said genes by genetic engineering followed with a program of exercise and nutrition. The member signs for a period of ten years and receives one week of care at the center. The cost for this program is $1,000.00 per year per member and the fee is refundable by the member group insurance and it is also tax deductible making it a good way to slow down the cost of medical treatments that are out of control. For the starting of this program the company is using the real estate that was acquired.

Liquidity and Capital Resources

     The expansion and diversification of the Registrant's business has occurred selectively for the past two years through the development of the Registrant's mines for the production of gold and silver and other precious metals. The Registrant's is in the organization of their Longevity Center, a Wellness Resort for Life Extension. The strategic and aggressive growth program enables the Registrant to provide future earnings for the company. The Registrant is confident that the organization program of the Longevity Center, a Wellness Resort for Life Extension will increase sales resulting cash flow.

               PART 11 - OTHER INFORMATION

Item 1.  Legal Proceedings

     As of September 30, the Company was not a party to any material legal proceedings other than ordinary routine litigations incidental to its business.


 Item 2.  Changes in Securities

          Not Applicable


 Item 3.  Defaults Upon Senior Securities

          Not Applicable


 Item 4.  Submission of Matters to a Vote of Security Holders

          Not Applicable


 Item 5.  Other Information

          Not Applicable


 Item 6.  Exhibits and Reports on Form U-K

              (a)  Exhibits:

                    A - Geological Evaluation of Gold Claims Reserves B - Maxim Financials

              (b)  Reports on Form B-K:

                    (1).  Amendment No. 3 dated July 23, 1996

                    (2).  Amendment No. 4 dated July 25, 1996

     SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.



                              GRAND AMERICAN INTERNATIONAL CORPORATION

                                    s/Fred Cruz
                              By:___________________________
                                 Fred Cruz
                                 President and Chief Executive Officer


                                  s/Kari Cruz
                              By:___________________________
                                 Kari Cruz
                                 Vice President and Chief Financial Officer

Item 6.  Exhibits and Reports on U-K

              (a)  Exhibits:

                    A - Geological Evaluation of Gold Claims Reserves B - Maxim's Financials

              (b) Reports on Form B-K:

                   (1).Amendment No. 3 dated July 23, 1996

                   (2).Amendment No. 4 dated July 25, 1996