Form 10-Q
period 1996-07-31
CONTINENTAL WELLNESS CASINOS INC /CA/
filed 1997-02-03
CIK 887531

NOTE: ( THE FOLLOWING DOCUMENT IS HEREBY SUBMITTED AS
CORRECTIONS TO PAGES 1 (ONE), 2 (TWO) AND 8 (EIGHT) OF THE
EARLIER SUBMITTED SEC FORM 10-Q BY CONTINENTAL
WELLNESS CASINOS, INC.)


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ending; FORM 10-Q            Commission
File Number
July 31, 1996                                0-20217

CONTINENTAL WELLNESS CASINOS, INC.
(Exact Name of Registrant as Appended in its Charter)

(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification number)

Colorado                                 84-0687501

(Address of Principal Executive Offices)    (Zip Code)
25872 Evergreen Road, Laguna Hills, Ca. 92653-5402

(Registrant's telephone number, including area code)
(714) 951-6314
Indicate by check mark whether the registrant (1) has
filed all reports
required to be filed by section 13 of 15 (d) of the
Securities Exchange Act of
1934 during the preceding 12 months (or for such
shorter period that the
registrant was required to file such report), and (2)
has been subject to such
filing requirements for the past 90 days.
                                              YES
X             NO
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
                1


Title of Class                           July 31, 1996

Common Class "A"                         90,028,877

Common Class "B"                         3,266,960



CONTINENTAL WELLNESS CASINOS, INC.
BALANCE SHEETS

THIRD QUARTER ENDING JULY 31, 1996 AND 1995



               2


                                         1996
1995
                                        (Dollars in
Thousands)
ASSETS

Gold in Storage (Note 2)                     $ 27,317
$ 27,317

Deferred charges and other assets;

  Deferred mining exploration costs (Note 3)
3,253           3,253
 Deferred promotion and operating expenses
     81                ----

Total Assets                                 $ 30,651
$ 30,570


STOCKHOLDER'S EQUITY

Common stock, Class "A" $ 0.003 par value
    Authorized Shares - 500,000,000 in 1996;
    100,000,000 in 1995
    Issued and outstanding - 90,028,877 in 1996;
    38,903,405 in 1995.                           $
 270 $ 116


Common stock, Class "B" no par value
    Authorized Shares - 50,000,000 in 1996 and 1995.
    Issued and outstanding - 3,266,960 in 1996 and
1995      33         33
Capital in excess of par                          $
30,348        $30,421

Total stockholder's equity
$ 30,651        $30,570

See accompanying notes to Financial Statements.

This report supersedes our report dated: September 30,
1996



ITEM 1.        Legal Proceedings

               As of July 31, 1996 the Company was not
a party to any
               material legal proceedings other than
ordinary routine
               Litigations incidental to its business.

ITEM 2.        Changes in Securities

               Not Applicable

ITEM 3.        Defaults Upon Senior Securities

               Not Applicable

Item 4.        Submission of Matters in a Vote of
Security Holders

               Not Applicable

Item 5.        Other Information

               Not Applicable
ITEM 6.        Exhibits and Reports on Form 10-Q

               (a) Exhibits:

               "A" Geological Evaluation of Gold
Claims Reserves "B"
               Maxim Financials

               (b) Reports on Form 10-Q

               (1.) Amendment No. (3) dated July 23,
1996

               (2.) Amendment No. (4) dated July 25,
1996


SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


CONTINENTAL WELLNESS CASINOS, INC.

                       (Registrant)


Date:   December 31, 1996
(S)       FRED CRUZ

                              (Signature)

                              FRED CRUZ, PRESIDENT



