Form 10-K
period 1996-10-31
CONTINENTAL WELLNESS CASINOS INC /CA/
filed 1997-02-03
CIK 887531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.

FORM 10-K (Mark One)

___X__Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended OCTOBER 31, 1996.
____Transition report pursuant to section 13 or 15 (d) of the Securities
Exchange
Act of 1934 (No Fee Required)
for the transition period from _____to_____.  Commission File No. -0-20217

CONTINENTAL WELLNESS CASINOS, INC.
(Exact name of registrant as specified in its charter)

____________COLORADO_______________________________84-
0687501________________

      (IRS EMPLOYER
Identification Number)
(State or jurisdiction of incorporation)

1820 E. Garry Ave., Suite 109, Santa Ana, California 92705
(Address of principal executive offices)

Registrant's telephone number, including area code:_____(714)_477-0370________

Securities Registered Pursuant to Section 12 (b) of the Act:

                                  Title of each class
                   Name of each
excange on
                                           NONE
                      Which registered
                                                  NONE

Securities Registered Pursuant to Section 12 (g) of the Act:

Common Stock, $.003 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.



YES___X___NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information statements incorporated
by reference in PART III of this Form-10-K (    ) .

The aggregate market value of the voting stock held by non-affiliated of the Registrant is non, because there are no affiliates owning any stock of the Registrant.
See Item 5. Market for Registrant's Common Equity and Related Matters.

The number of shares of common stock outstanding as of October 31, 1996 was 90,028,877
Documents Incorporated by Reference
See Exhibit Index

ITEM 1. BUSINESS

Continental Wellness Casinos, Inc. was incorporated in Colorado in October 22, 1974. In this report the term "The Company" refers toContinental Wellness Casinos, Inc. Individually, or as a corporate entity, as the context requires.

The company owns 3 unpatented mining claims and one mill site covering approximately 750 acres in Quincy, Plumas County, California about eight miles from Quincy, California. The properties ores are AU gold and silver with ample proven reserves.

ITEM 2. PROPERTIES

The mining properties are located on Buck Lake Road, Quincy, California approximately eight miles from Quincy, California in the High Sierras Mountains.

ITEM 3. LEGAL PROCEDURES

There are no legal proceedings.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS


No matter was submitted during fourth quarter of the fiscal year covered by this report to a vote of security holders, throughthe solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS
                 MATTERS

The principal United States market in which the Company's common stock is traded is the over-the-counter market. There is no other trading market.

The following table sets forth the period indicating the range of the high and l ow bid quotations for the company's commonstock as reported. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.




             1



1995                   LOW                   HIGH
3rd Quarter No Trading No Trading            No Trading
September 30, 1995

1995                   LOW                   HIGH

1 st Quarter               No Trading             No Trading
2nd Quarter            No Trading            No Trading
3rd Quarter            No Trading            No Trading
4th Quarter            No Trading            No Trading


1994                   LOW                   HIGH

1st Quarter            No Trading            No Trading
2nd Quarter            No Trading            No Trading
3rd Quarter            No Trading            No Trading
4th Quarter            No Trading            No Trading

On September 30, 1996, the company's transfer agent reported that there were approximately 509 holders of record of the company's common stock.

Dividends on the Company's common stock have never been paid. See "Item 7" , Management's Discussions and Analysis of Financial Condition and Results of
Operation" and note to Financial Statement.



ITEM 6.       SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data for the periods indicated. The data for the years ending October 31, 1996 and 1995 should be read in conjunction with the more detailed audited Financial Statement and Notes thereto appearing elsewhere herein, including the Independent Auditor's Report.


CONTINENTAL WELLNESS CASINOS, INC.
SELECTED FINANCIAL DATA
(NOT COVERED BY INDEPENDENT AUDITOR'S REPORTS)

            2

Year Ending October 31,

                                    1991____1992___ 1993____1994___
1995___
                                            (Dollars in thousands, except per
share)



As of the end period:
Total assetts;         $.00           $.00      $.00     $25,841 $25,841

Working capital:  $.00         $.00     $.00   $.00                 $.00
      (Deficiency)


Long Term
Debt &
capital lease
obligation:       $.00          $.00    $.00   $.00         $.00

Shareholder's
Equity:      $.00      $.00   $.00 $25,759   $25,841

Book Value per
common share $.00      $.00   $.00 $     1.22     $     1.23



                                                       CONTINENTAL WELLNESS
CASINOS, INC.
ITEM 7.   Management's Discussion and Analysis of Financal Condition and
Results of Operations

        Results of Operations:

Summary of significant Accounting Policies Nature of the business - Continental
Wellness Casinos, Inc., a Colorado corporation was incorporated October 22,
1974.The company is engaged in the discovery and development of precious metals mining properties located in Quincy, Plumas County, California which consists of 750 acres of land where 39 unpatented mine claims are located. All assessment work has been done at the mines and all the eports had been filed with the Bureau of Land Management, Sacramento, California and the County of Plumas in accordance with the mining rules and regulations. The company has permit to operate in small scale the mines from the United States Forestry Department, Quincy, California. The company intends in going into a big mining venture to r ecover the gold and silver in the proven reserves as soon as the price of gold increases in value.

The company is in the process of getting their Live Longer Center, a Longevity
Members Association, with the rpose of helping people to live longer by using
Preventative Medicine with gene testing for discovery of predominant illnesses in the different subjects and repair said genes by genetic engineering, followed by a program of exercise and nutrition. The members sign for a period of ten years and receive one week of care at the center. The cost for this program is $1,000.00 per year per member and the fee is refundable by the member group insurance and it is also tax deductible making it good way to slow down the cost of medical treatments that are out of control. In starting this program, the company is using the real-estate that was acquired.









CONTINENTAL WELLNESS CASINOS, INC.

ITEM 8.    FINANCIAL STATEMENTS & SUPPLIMENTARY DATA

The Financial Statement and Supplimentary data ofContinental Wellness Casinos,
Inc., are located in adjacent pages and are listed and included under Item 14, Exhibits are incorporated herein by r eference.

ITEM 9. There are no disagreements with accountants on accounting and financial disclosures.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The By-Laws of the Company provide that the number of directors constituting the entire Board shall be nine. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified. The Company has held an annual meeting of stockholders on August 22, 1996 annual meeting of shareholders, one has resigned, and one has died, and the two vacances thereby created have been filed. As a result, the number of directors curently serving is seven.

The directors elect from their number the C hairman of the board and the president of the Company, which offices are occupied by Fred Cruz. The board appoints other officers as the board deems suitable, to serve at the pleasure of the board. The officers of the company hold office for the term for which such officer is appointed and until his successor has been elected and qualified. Currently there are no Executive Officers of the Company who do not also serve as directors.

Identified herein are all directors and executive officers of the Company. The information set forth as to each director and executive officer has been furnished by such person.

FRED    CRUZ,M.D., 74, is and has been since October 1987, a director, chairman of
the board, and president of the company. Dr. Cruz holds two doctorate degrees.
Doctor of Podiatric Medicine and Doctor of Medicine. Dr. Cruz had operated many medical clinics in the State of California, and at the present is retired from his
profession, but he had engaged in many business ventures and been working with precious metals for the past 30 years.

FRANK COBERLY, 82, retired naval officer, United States Navy. Holds position of administrative and supervisorial in nature. Since retirement, he has been involved in private investment banking, selling and purchasing securities for his portfolios. He has great experience in corporate management of many millions in assetts.

DONALD STUDER, Attorney at Law, in practice since January 9, 1969. Experience in contract law, corporate law, labor law and business administration.
President and
Director of Grand American International Corporation since 1984to present.
Attorney and Sub-Trustee of Grand American Bank Trust since 1984 to present.
Negotiated the acquisition of a full service bank in the United Arab Emirates.
Engaged in the general practice of law, with emphasis on business, real-estate and labor law. Conducted a real-estate brokerage for 3 years. Negotiated over 300 collective bargaining agreements. Represented clients in more than 100, each NLRB proceedings, Superior Court and Federal Court actions. Worked with Brundage,
Williams & Zellman Law Firm as a Staff Attorney, specializing in labor law.
Opened own law office while still employed with Ryan Aeronautical Comany.
Handled over 300 cases including criminal, divorce, personal injury, probate, bankruptcy and contract matters. Phi-Kappa Phi, Sigma Pi Sigma, Sigma Tau
Sigma, Phi Delta Phi, State Bar of California, San Diego County Bar Association,
California real-estate broker, listed in Who's Who in American Law (1st edition).
Received a BS degree in Physics, with honors, from the University of Florida in April 1963, and a JD degree, Magna Cum Laude, from the University of San Diego, in 1968.


BASIL COSTIN, 47, Secretary and Officer of the Company since November 1996.
Costin is a former United Nations Diplomat, based in Geneva, Switzerland, and has completed several diplomatic missions for the U.N. throughout Europe, the Mid-
East and Asia, involving support services to the domestic economical infrastructures of developing nations. He also has over 15 years of extensive international business experience, specializing in international marketing, related to the manufacturing-export industries, and he is also experienced in international banking, financing, investments, as well as in technical engineering services related to the engineering and building industries. He has worked in many regions of the world with major
American corporations in management & executive level positions. In 1981, he formed his own international company, Costin International, Ltd., specializing in international marketing, consulting-management, and business consulting services.
He holds an M.S. degree from Pacific Western University, 1979, in structural engineering, A.A. degree in Business Administration, Los Angeles Valley College, and an A.S. degree in Science Applications from Los Angeles Technical College.

FRANK VARESE, M.D., 67, Doctor of Medicine with specialty in Internal
Medicine, Life Extension and Nutrition. Practice for last 30 years at Laguna
Medical Arts Medical Complex. Emphasis on Preventative Medicine and Life
Extension. Author of many publications on the subject of preventative medicine, nutrition and life extension. Graduate from a recognized Medical School with credentials in the medical field.

JOHN MAVROS, Mavros has a broad background on three continents involving the operations and sales of hotels and suite properties. Has held key management positions over a period of several years with the Westin Century Plaza Hotel in Los
Angeles, opened the Westin Philippine Plaza in Manila, was general manager of the
Grande Bretagne Hotel in Athens, Greece, served as Vice President and General
Manager of he Registry Hotel Corporation in Irvine and Universal City,
California,
served as Senior Vice President of California Hotels Corporation. Mavros is also a member of the University of Arizona Presidents Club, and holds a Certified Hotel
Administrator designation from the Educational Institute of the American Hotel-
Motel Association.


LEWIS AKMAKJIAN, 75, Graduate in business and financing with major in securities transactions and operations. Has been stockbroker since 1958 and worked as follows in the Securities Business: 1966, Toluca Pacific Securities
Corporation,
Manager, 1990 to 1995. H.J. Mayer and Company, Broker-Manager, 1975 to 1988.
C.L., McKinne, broker and manager, 1972 to 1975. G.L. Bisbak as manager, 1958 to 1972. Foreman and company as Securities Broker Manager, 1955 to 1958. J.
Logan and Company as stockbroker manager. Specialist securities analyst, broker/dealer, underwriting, selling and purchase of stocks and bonds. License;
CRD 2204 with approval granted in California, National Association of Securities
Dealers and New York Stock Exchange.



ITEM II.            EXECUTIVE COMPENSATION


              3

The following table sets forth all cash compensation paid or accrued including bonuses paid or accrued, to the following persons during 1972, for services rendered
in all capacities to the company.
       Name of Individual                        Capacities in which served
              Cash
         Compensation
     or Number in Group                     during 1996


None                                                       None
                                     None

The Company pays no compensation to directors for services as a director.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT


              4

The table shown below (1) contains certain information with respect to any person
(including any "group" as that term is used in Sec. 13 (d) (3) of the Exchange
Act,
who are known to the company to be beneficial owners (as that term defined in rules
and regulations of the Securities and Exchange Commission under the Federal
Securities Laws) of more than 5 % of the company's common stock. No person is known to the company to be the beneficial owner of more than 5 % of the company's common stock.
        Name and Address of                   Amount and Nature of
       Percent of
        Beneficial Owner                          Beneficial Ownership
       Commonstock

                                   Outstanding


Grand American Bank Trust               64,958,512
            71 %
25872 Evergreen Rd.
Laguna Hills, Ca. 92653

<TABLE >         5

The table shown below (1) contains certain information with respect to the company's common stock beneficiary owned (as that term is defined in rules and regulations of the Securities and Exchange Commission under the Federal
Securities
Laws) by all directors, and directors and officers of the company as a group.

         Name of Beneficial Owner         Amount and Nature of
Percent of

                                                         Beneficial Ownership
  Common Stock
Outstanding                           None
0 %
          0 %

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

                              There are no certain relationships and related
transactions
involving the Company.







































CONTINENTAL WELLNESS CASINOS, INC.
BALANCE SHEET


October 31, 1996 and October 31, 1995

























CONTINENTAL WELLNESS CASINOS, INC.
October 31, 1996 and October 31, 1995




CONTENTS
                                   Pages

Independent Auditor's Report
          1

Financial Statements


Balance Sheets
                      2

Notes to Financial Statements
           3 - 5



































LUIS R. HIDALGO
Certified Public Accountant

2056 Stevely Ave., Long Beach, Ca. 90815
Telephone (310) 430-4249 Fax (310) 430-3382


INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
Continental Wellness Casinos, Inc.
Santa Ana, California


I have audited the accompanying balance sheets of Continental Wellness Casinos, Inc. As of October 31, 1996 and October 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards.
These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the balance sheets referred to above, present fairl, in all material respects, the financial position of Continental Wellness Casinos, Inc. As of October
31, 1996 and October 31, 1995 in conformity with generally accepted accounting principles.

(S)      LUIS R. HIDALGO
       Certified Public Accountant

November 29, 1996                                                 I


F-1


















CONTINENTAL WELLNESS CASINOS, INC.
BALANCE SHEETS
October 31, 1996 and October 31, 1995


                                          1996             1995
                                                    (Dollars In Thousands)

          6

ASSETS

Gold in storage (Note 2)
  $ 27,317             $ 27,317

Deferred charges and other assets
Deferred mining exploration costs (Note 3)
3,253
3,253
Deferred promotion and operating expenses                                  112
                 -


Total assets
           $ 30,682             $ 30,570

LIABILITIES AND STOCKHOLDER'S EQUITY

Loans Payable-Note 12
 $        31

STOCKHOLDER'S EQUITY

Common stock, Class "A" $0.003 par value
Authorized shares - 500,000,000 in 1996;
100,000,000 in 1995
Issued and outstanding - 90,028,877 in 1996;
38,803,405 in 1995.
     $      270               $
116

Common stock, Class "B" no par value
Authorized shares - 50,000,000 in 1996 and 1995

Issued and outstanding-3,266,960 in 1996 and 1995                         33

33
Capital in excess of par
        30,348
30,421

Total Stockholder's equity
$   30,651

Total Liabilities and Stockholder's Equity                             $
30,682             $
30,570

See accompanying notes to Financial Statements.




 2








             7


CONTINENTAL WELLNESS CASINOS, INC.
PRO-FORMA

PROFIT AND LOSS STATEMENT
PRO-FORMA


PROFIT AND LOSS STATEMENT
AS OF OCTOBER 31, 1996
                                                      (Dollars in Thousands)
EARNINGS:

Life Extension Membership Club
$100,000

Maxim Hotel and Casino Las Vegas, Nevada                                75,000

Gold and Silver Mines Properties
150, 000

Total Earnings
             350,000


EXPENSES

Life Extension Membership Club
 61, 704

Maxim Hotel and Casino Las Vegas, Nevada                                 41,200

Gold and Silver Mines Properties
    41,200

Total Expenses
              154,858


PROFIT OR LOSS
       195,142








                                                                            2a







CONTINENTAL WELLNESS CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 1996


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


   Description of Business - The Company is engaged in the mining development industry. Since October
   22, 1974, the Company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincy,
   Plumas County, California, and is engaged inthe exploration of said mines for the production of precious metal like gold and silver. The Company also applied for a license in Las
Vegas, Nevada to conduct Life
   Extension programs and to operate hotels and casinos.

   Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U.S. dollars using exchange rates.

   Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

2. GOLD IN STORAGE AT BONDED WAREHOUSE:

   On October 9, 1990, the Company deposited at NDS, United States Customs
Bonded Warehouse located
   at 19801 S. Santa Fe Ave., Rancho Dominguez, California, 90221, six (6) 55 gallon - drum containers of gold dust (poweder form) 999.5 pure weighing 76,112 troy ounces with a value of $27,316,600 based on the gold floor price of $358.90 per troy ounce. The market values of gold per troy ounce as of October 31,
   1996 and October 31, 1995 are $378.00 AND $384.30, RESPECTIVELY. At these prices, the gold in storage would carry fair market values of $28,770,336 in 1996 and $29,249,841 in 1995.

3. DEFERRED MINING EXPLORATION COSTS

   Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligations thereto.

4. RELATED PARTY TRANSACTIONS
   Grand American Bank Trust owns approximately 71 % of the Company's
Class "A" common stock as of
   October 31, 1996.

5. PROVEN GOLD AND SILVER RESERVE:

   The process of estimating reserves is very complex, requiring significant subjective decisions in evaluation available geological, engineering and economic data for each reserve. The data for a given reserve may change substantially over time as a result of additional development activity, production under varying economic conditions, etc.







Consequently, material revision to the existing reserve estimates may occur in the future. Although, every reasonable effort was made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decision required, the variances in the available data for various reserves, make these estimates generally less precise than other estimates in connection with financial disclosure. Proven reserves are estimated quantities of gold and silver which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reserves under existing economic and operating conditions.

Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of October
31, 1996 and October 31, 1995 are as follows :



               8



     10-15-96        10-31-95
 (Dollars in Thousands)





Gold         :    7,000,000 troy ounces
             @ $378.00/troy ounce                $2,646,000
             @ $384.30/troy ounce
$2,690,100



Silver       :    19,000,000 troy ounces
                    @$4.85/troy ounce                      92,150

             @$5.34/troy ounce                                   101,460

                    $ 2,791,560

        $2,738,150



6. STOCKHOLDER'S EQUITY:
   The Company is authorized to issue 50,000,000 shares of no par value Class
"B" shares. The Company gave authority to its Board of Directors to issue such "B" stock in one or more series, and to fix the number of shares in each series, and all designations, relative rights, preferences and limitations of the stock issued in each series. As of April 13, 1994, the Board f Directors had exercised the authority granted.




7. CONTINGENCIES :
   The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.


8. TAXES :

   The Company has not filed a federal income tax return because there are no earnings to eport.

9. The Secretary of the State of Colorado Corporation Office approved the following on June 6, 1996:

   a.) The name Grand American International Corporation be changed to Continental Wellness Casinos, Inc.






   B.) The authorized capital stock, common shares Class "A" of the Company be increased from
   100,000,000 shares to 500,000,000 shares with a $0.003 par value per share.

10.     ACQUISITION OF THE MAXIM HOTEL AND CASINO LAS VEGAS,
NEVADA
   The Company is in the process of concluding the purchase of the Maxim
Hotel and Casino Las Vegas, Nevada, an 800 room hotel and casino
   .

11.     THE INCREASE OF THE ISSUED AND OUTSTANDING CLASS "A"
COMMON SHARES
   The Company on December 6, 1995 by Company Resolution approved the issuance of 47,958,512 common "A" shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust.



   The Grand American Bank Trust could not accept the shares until a legal opinion is given by the Regulators.


   The Legal opinion was given on February 15, 1996 and the 47,958,512 class
"A' shares were issued to Grand American Bank Trust in April 1996 by American
Securities Transfer, Inc., transfer agent. The Company by Certificate of
Resolution
that was approved on March 22, 1996 issued 3,266,960 class "A " Restricted common shares to Joseph Witzman in payment of the Company's obligation to him of $180,953.75

   .



   The outstanding shares in 1996 of 90,028,877 and 38,803,405 in 1995 consist of :

             9

        Balance 1/31/94                           21,803,405
        Issued to Grand American Bank Trust       17,000,000
        Balance 10/31/95                          38,803,405
        Issued to Grand American Bank Trust       47,958,512
        Issued to Joseph Witzman                     3,266,960
        Balance 10/31/96                          90,028,877

12.     LOANS PAYABLE - This represents the amount owing to Dolores M. Kelly,
Successor Trustee of the
   Kelly Family Exemption, UDT dated January 19, 1984, due January 1, 1997, and personally guaranteed by Fred Cruz, President of Continental Wellness Casinos, Inc. (Formerly
Grand American International
   Corporation)
















PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT AND REPORTS

        (a)  The following documents are filed as part of this report.

        1.   Financial Statement and Supplimentary Dara.         PAGE

             Independent Auditor's Report                   F-1

             Grand American International Corporation
             Financial Statements :

             Balance sheets as of January 31, 1994 and 1993      F-2

             Notes of Financial Statement, two years ended January
             31, 1994 and 1993.                             F-3

        2.   EXHIBITS

             2.01 Geological Reports of the mining properties proven
             The reserves used in the Financial Statements.

             2.03 The NDS Bonded Warehouse Receipt for gold in storage.

        (b)  Reports on Form 8-K

             1.  Amendment No. 2, dated March 6, 1996

             2.  Amendment No. 3, dated July 23, 1996

             3.  Amendment No. 4, dated July 25, 1996















                                                                             10







    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized,


CONTINENTAL WELLNESS CASINOS, INC.


By: (S)            FRED CRUZ,                                        By:(S)
BASIL COSTIN
              FRED CRUZ, M.D.
       BASIL COSTIN
              Chairman of the Board
        Secretary
              Chief Executive Officer



Dated:     December 22, 1996



Pursuant in the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signature             Title               Date



(S)           FRED CRUZ                      Chairman of the Board
December 22, 1996
      Fred Cruz, M.D.,
      Chief Executive Officer


(S)        BASIL COSTIN                   Secretary
 December 22, 1996
        Basil Costin
        Secretary























GEOLOGIC EVALUATION OF GOLD CLAIMS

IN

PLUMAS COUNTY, CALIFORNIA







































Stickel & Associates


                                   P.O. Box 91, Tustin, Calif. 92681

   (714) 751-4742




May 14, 1985


Minerals Mining and Energy Corp.
7750 El Camino Real, Suite K
Rancho La Costa, Ca. 92008


Attention:     Stewart Douglas, President

Subject:          Review of Literature and Inspection of Gold Claims in Plumas
             County, California, Blackhawk, Alan, MMC and Dean Lode
Claims
             Consisting of 750 Acres.

References;  1)   Geology of the Pulga and Bucks Lake Quadrangles, Butte and
Plumas Counties
             California, USGS Prof. Paper 731, date 1973.

        2)   Examination and Sampling of the Blackhawk and Section 13
Claims, Plumas
             County, California, by Wm. H. Bird, dated June 1, 1976.

        3)   Bucks Lake Quandrangle, Map, USGS, 1:62,500, date 1950.


Gentlemen :

This letter presents our present geological engineering evaluation of the subject gold and silver claims that are located in Plumas County, California.

We visited and inspected the property on April 19, and 20, 1985. The property consists of approximately 750 acres of lode claims with a reported overlying of a few placer claims. The properties lie about 5 and 11 miles directly west of Quincy on the
Bucks Lake Road.

The claims are named Blackhawk, Alan, MMC, and Dean. The Blackhawk, Alan and MMC claims lie in Sections 21, 22, and 27 of T24N, R8E. The Dean claims lie in the northwest corner of Section 13, T24N, R8E.








Consultants In Applied Geology, Geophysics and Engineering







Letter Report
MM & E Corporation
May 14, 1985
Page 2



GEOLOGY

These claims lie along the southwest and northwest borders of a northwest trending zone or band of highly fractured peridotite altered to serpentine. Broad fault zones bound the peridotite bodies or bands and there are no indications of heat alteration.
There has been no production from hard rock mining, however, significant placer hydraulicking and sluicing has occurred. The placer deposits occurr in two periods of erosion, the Present and the Tertiary. Although, concentrations of gold have only been found in the Blackhawk and Dean claims, it does occur scattered throughout the peridotite.

PRESENCE OF GOLD AND SILVER

Reference 2 indicates that there is a conservative 10,000,000 tons of hard rock ore
reserves. Rock chip and channel samples were obtained from 10 to 50 foot sections
of road cuts and outcrops on these claims and it is reported "consistently assayed
high in gold (AU) ."   The highest gold value was 2.80 oz/ton, however, the
overall
average was .7 oz/ton. Silver (Ag) ranged from a trace to 2.62 oz/ton. These values
varied greatly, depending upon the freshness of the outcrop. Assays also indicated
the presence of platinoid metals.

Total amount of gold and silver in these claims is 7,000,000 oz. Of gold and 19,000,000 oz. Of silver. These figures were compiled from data presented in Reference 2.

It is reported that during the summer of 1983, approximately $30,000 worth of placer gold was dredged from one of the creeks flowing through the Blackhawk claims. This gold was dredged from an area of the creek about 100 yards long.

Stickel & Associates warrant that our services are performed, within the limits prescribed by our clients, with the usual thoroughness and competence of the geological engineering profession. No other warranty or representation, either expressed or implied, is included or intended in our proposals or eports or contracts.


















Letter Report
MM & E Corporation
May 14, 1985
Page 3



We appreciate the opportunity of presenting this report. If you have any questions, please contact this office.


Very truly yours,


STICKEL & ASSOCIATES




(S)        J.F. STICKEL
      J. F. STICKEL, RG 2999


JFS/ hr







                                                  April 25,
1986


It is our opinion that the described and proven "indicated" ore reserves are based on data as described above.


                                        STICKEL &ASSOCIATES





                                        (S)           J.F. STICKEL

            J.F. STICKEL, RG 2999


