Form 10-Q
period 1997-01-31
CONTINENTAL WELLNESS CASINOS INC /CA/
filed 1997-04-01
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549


QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended           Commission file number
January 31, 1997            0-20217


(Exact name of registrant as appended in its charter)


CONTINENTAL WELL CASINOS, INC.


(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)   identification No.)


Colorado                          84-0687501


(Address of principal executive offices)     (Zip Code)

1820 E. Garry St., Ste.# 109
Santa Ana, California                       92705


(Registrant's telephone number, including area code)

(714) 477-0370

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


             Yes X            No_____


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

[S][C]                      [C]<TABLE-ONE>
Title of Class              January 31, 1997

Common Class "A"            90,028,877

Common Class "B"             3,266,960

GRAND AMERICAN INTERNATIONAL CORPORATION

Index

Part I   FINANCIAL INFORMATION                   Page

         Item 1    Financial Statements

                   Consolidated Balance Sheets   2

                   Consolidated Statements of
                   Operations                    4

                   Consolidated Statements of
                   Cash Flows                    5

                   Notes to Consolidated
                   Financial Statements          7

         Item 2    Management's Discussion and
                   Analysis of Financial
                   Condition and Results of
                   Operations                    11

Part II  OTHER INFORMATION

         Item 1    Legal Proceedings             14

         Item 2    Changes in Securities         14

         Item 3    Defaults upon Senior
                   Securities                    14

         Item 4    Submission of Matters to a
                   Vote of Security Holders      14

         Item 5    Other Information             14

         Item 6    Exhibits and Reports on
                   Form 8-K                      15

PART I   -   FINANCIAL INFORMATION

ITEM 1.   -   Financial Statements

CONTINENTAL WELL CASINOS, INC.
BALANCE SHEETS
JANUARY 31, 1997 AND 1996

        2


                                   1997     1996
                          (Dollars in Thousands)


ASSETS

Gold in storage                   28,028    28,653

Deferred mining exploration
costs                              3,253     3,253
                                  31,281    32,906

STOCKHOLDER'S EQUITY

Common stock, Class "A" $0.003
par value 500,000,000 authorized
shares, issued and outstanding-
90,028,877 shares in 1997 and
38,803,405 in 1996                $ 270     $ 116

Common stock, Class "B" no par
value 50,000,000 authorized
shares, issued and outstanding -
3,266,960 shares in 1997 and 1996     33       33

Capital in excess of par               30,978    32,757

                                $ 31,281  $ 32,906




See accompanying Notes to Financial Statements.












CONTINENTAL WELL CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

    Description of Business - The Company is engaged in the mining development industry. Since October 22, 1974, the Company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and is engaged in the exploration of said mines for the production of precious metal like gold and silver.

Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U.S. dollars using current exchange rates.

Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

2.  GOLD IN STORAGE AT BONDED WAREHOUSE :

On October 9, 1990, the Company deposited at NDS,
United States Customs Bonded Warehouse located at
19801 So. Santa Fe Ave., Rancho Dominguez,
California, 90221, six (6) 55 gallon-drum containers of gold dust (powder form) 999.5 pure weighing 76,112 ounces with a value of $ 27,316,600 based on the gold floor price of $ 358.90 per troy ounce. The market values of gold per troy ounce as of January 31, 1997 and 1996 are $ 368.25 and $
389.60, respectively. At these prices, the gold in storage would carry fair market values of $
28,028,244 in 1997 and $ 29,653,235 in 1996.

3.  DEFERRED MINING EXPLORATION COSTS

Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. On April 13, 1994, the Company issued shares of stock valued at $ 3,252,669 to pay for its obligations arising thereto.







4.  RELATED PARTY TRANSACTIONS :

Grand American Bank Trust owns approximately 44 % of the Company's Class "A" common stock as of October 31, 1995.

5.  PROVEN GOLD AND SILVER RESERVES :

The process of estimating mineral reserves is very complex, requiring significant subjective decision in the evaluation of available geological, engineering, and economic data for each reserve.
The data for a given reserve may change
substantially over time as a result of additional development activity, production under varying economic conditions, etc. Consequently, material revision to the existing reserve estimates may occur in the future. Although every reasonable effort was made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decision required, the variances in the available data for various reserves, make these estimates generally less precise than other estimates in connection with financial disclosure.
Proven reserves are estimated quantities of gold and silver which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reserves under existing economic and operating conditions.

Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of January 31, 1997 and 1996 are as follows :
















               3
                              01-31-97     01-31-96
                            (Dollars in Thousands)


Gold:7,000,000 troy
ounces @ $ 368.25 /
troy ounce              $2,577,750
@ $ 384.30 / troy
ounce                                  $ 2,690,000

Silver:19,000,000 troy ounces
@ $ 4.78 / troy ounce       90,820
@ $ 5.34 / troy ounce                      101,460
                         ___________    __________
                        $2,668,570     $2,791,560



6.  STOCKHOLDERS' EQUITY :

The Company is authorized to issue 50,000,000 shares of no par value Class "B" shares. The Company gave authority to the Board of Directors to issue such Class "B' stock in one or more series, and to fix the number of shares in each series, and all designations, relative rights, preferences and limitations of the stock issued in each series. As of April 13, 1994, the Board of Directors have exercised the authority granted.

7.  CONTINGENCIES :

The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.

8.  TAXES

    The Company has not filed a federal income tax return because there are no earnings to report.

9.  BUSINESS SEGMENT INFORMATION :

The Company considers its primary business activity to be comprised of only one segment, the development of mines for the extraction of gold and silver and other precious metals.





CONTINENTAL WELL   CASINOS, INC.

ITEM 2     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations


Results of Operations


   Summary of significant Accounting Policies Nature of the Business of Continental Well Casinos, Incorporated, a Colorado corporation which was incorporated October
29, 1974. The Company is engaged in the discovery and development of precious metals mining properties located at Quincy, Plumas County, California which consists of 750 acres of land where 39 unpatented mines claims are located. All assessment work has been done at the mines and all the reports had been filed with the Bureau of Land Management, Sacramento, California and the County of Plumas in accordance with the mining rules and regulations. The Company has permit to operate in small scale the mines from the United
States Forestry Department, Quincy, California. The
Company intends in going into a big mining venture to recover the gold and silver in the proven reserves as soon as the price of gold increases in value.

The Company is in the process of getting their Live
Longer Center, a Longevity Members Association, with the purpose of making people live longer by using
Preventive Medicine with the genes testing for discovery of predominant illness in the different subjects and repair said genes by genetic engineering followed with a program of exercise and nutrition. The member signs for a period of ten years and receives one week of care at the Center. The cost for this program is $ 1,000.00 per year per member and the fee is refundable by the member group insurance and it is also tax deductible making it a good way to slow down the cost of medical treatments that are out of control. For the starting of this program the Company is using the real estate that was acquired.











Liquidity and Capital Resources


   The expansion and diversification of the Registrant's business has occurred selectively for the past two years through the development of the Registrant's mines for the production of gold and silver and other precious metals. The Registrant is in the organization of their Longevity Center, a Welllness
Resort for Life Extension. The strategic and aggressive growth program enables the Registrant to provide future earnings for the Company. The Registrant is confident that the organization program of the Longevity Center, a Well Resort for Life Extension will increase sales and resulting cash flow.




























































PART II   -   OTHER INFORMATION

































Item 1.  Legal Proceedings

         As of January 31, 1997, the Company was not
         A party to any material legal proceedings other than ordinary routine litigations incidental to its business.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a vote of Security
         Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         "A" Geological Evaluation of Gold Claims
         Reserves.

    (b)  Reports on Form 8-K

         (1). AMENDMENT No. 6 Dated December 31,
              1996
















SIGNATURES



Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






CONTINENTAL WELL CASINOS, INC.




         By (S)   FRED CRUZ
                  Fred Cruz
                  President and Chief Executive Officer



         By (S)   FERNANDO JUAN
                    Fernando Juan
                   Vice President and Chief Financial
                     Officer





Dated: March 19, 1997

















Item 6   Exhibits and Reports on Form 8-K

    (a)  Exhibits :

         "A" Geological Evaluation of Gold Claims
         Reserves

    (b)  Reports on Form 8-K

         (1). Amendment No. 6 Dated December 31, 1996.























































GEOLOGIC EVALUATION OF GOLD CLAIMS

IN


PLUMAS COUNTY, CALIFORNIA























EXHIBIT "A"








STICKEL & ASSOCIATES
P.O. Box 91, Tustin, Ca. 92681               (714) 751-4742




May 14, 1985


Minerals, Mining and Energy Corp.
7750 El Camino Real, Suite K
Rancho La Costa, California 92008


Attention: Stewart Douglas, President

Subject: Review of Literature and Inspection of Gold
         Claims in Plumas County, California, Black-hawk, Alan, MMC and Dean Lode Claims con-
consisting of 750 acres.

References: 1)     Geology of the Pulga and Bucks Lake Quadran-
gles, Butte and Plumas Counties,
California, USGS Prof. Paper 731, date
1973.

2) Examination and Sampling of the Blackhawk and Section 13 Claims, Plumas County,
    California, by Wm. H. Bird, date June 1,
    1976.

3)  Bucks Lake Quadrangle, Map, USGS,
    1:62,500, DATE 1950.



Gentlemen :


This letter presents our present geological engineering evaluation of the subject gold and silver claims that are located in Plumas County, California.














We visited and inspected the property on April 19 and 20, 1985. The property consists of approximately 750 acres of lode claims with a reported overlying of a few placer claims.
The properties lie about 5 and 11 miles directly west of Quincy on the Bucks Lake Road.


The claims are named Blackhawk, Alan, MMC, and Dean. The
Blackhawk, Alan and MMC claims lie in the northwest corner of
Section 13, T24N, R8E.



































CONSULTANTS IN APPLIED GEOLOGY, GEOPHYSICS AND ENGINEERING







Letter Report
MM&E Corporation
May 14, 1985



GEOLOGY


These claims lie along the southwest and northwest borders of a northwest trending zone or band of highly fractured peridotite altered to serpentine. Broad fault zones bound the peridotite bodies or bands and there are no indications of heat alteration. There has been no production from hard rock mining, however, significant placer hydraulicking and sluicing has occurred. The placer deposits occur in two periods of erosion, the Present and the Tertiary. Although, concentrations of gold have only been found in the Blackhawk and Dean claims, it does occur scattered throughout the peridotite.

PRESENCE OF GOLD AND SILVER

Reference 2 indicates that there is a conservative 10,000,000 tons of hard rock ore reserves. Rock Chip and channel samples were obtained from 10 to 50 foot sections of road cuts and outcrops on these claims and it is reported - assayed high in gold (Au). The highest gold value was 2.80 oz /ton, however, the overall average was .7 oz/ton. Silver (Ag) ranged from a trace to 2.62 oz/ton. These values varied greatly, depending upon the freshness of the outcrop. Assays also indicated the presence of platinoid metals.

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

Stickel 7 Associates warrant that our services are performed within the limits prescribed by our clients,












with the usual thoroughness and competence of the geological engineering profession. No other warranty or representation, either expressed or implied, is included or intended in our proposals or reports or contracts.




We appreciate the opportunity of presenting this report. If you have any questions, please contact this office.



Very truly yours,

STICKEL & ASSOCIATES




By (S) J. F. STICKEL
       J. F. STICKEL RG 2999


JFS/hr



                                       April 25, 1986

It is our opinion that the described and proven "indicated" ore reserves are based on data as described above.



                             STICKEL & ASSOCIATES



                             By (S)   J. F. STICKEL
                                      J. F. STICKEL, RG 2999
