Form 10-Q
period 1997-04-30
CONTINENTAL WELLNESS CASINOS INC /CA/
filed 1997-05-29
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549


QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended           Commission file number
April 30, 1997               0-20217


(Exact name of registrant as appended in its charter)


CONTINENTAL WELLNESS CASINOS, INC.


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

[S][C]                      [C]<TABLE-ONE>
Title of Class              April 30, 1997

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

CONTINENTAL WELLNESS CASINOS, INC.
BALANCE SHEETS
April 30, 1997 AND 1996

        2


                                   1997     1996
                          (Dollars in Thousands)


ASSETS

Gold in storage                   25,022    28,653

Deferred mining exploration
costs                              3,253     3,253
                                  28,275    32,906

STOCKHOLDER'S EQUITY

Common stock, Class "A" $0.003
par value 500,000,000 authorized
shares, issued and outstanding-
90,028,877 shares in 1997 and
38,803,405 in 1996                $ 270     $ 116

Common stock, Class "B" no par
value 50,000,000 authorized
shares, issued and outstanding -
3,266,960 shares in 1997 and 1996     33       33

Capital in excess of par               27,972    32,757

                                $ 28,275  $ 32,906




See accompanying Notes to Financial Statements.












CONTINENTAL WELLNESS CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS


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

2.  GOLD IN STORAGE AT BONDED WAREHOUSE :

On October 9, 1990, the Company deposited at NDS,
United States Customs Bonded Warehouse located at
19801 So. Santa Fe Ave., Rancho Dominguez,
California, 90221, six (6) 55 gallon-drum containers of gold dust (powder form) 999.5 pure weighing 76,112 ounces with a value of $ 25,022,000 based on the gold floor price of $ 347.00 per troy ounce. The market values of gold per troy ounce as of April 30, 1997 and 1996 are $ 347.00 and $
389.60, respectively. At these prices, the gold in storage would carry fair market values of $
25,022,000 in 1997 and $ 29,653,235 in 1996.

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

Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of April 30, 1997 and 1996 are as follows :
















               3
                              04-30-97     04-30-96
                            (Dollars in Thousands)


Gold:7,000,000 troy
ounces @ $ 347.00 /
troy ounce              $2,429,000
@ $ 384.30 / troy
ounce                                  $ 2,690,000

Silver:19,000,000 troy ounces
@ $ 4.78 / troy ounce       85,120
@ $ 5.34 / troy ounce                      101,460
                         ___________    __________
                        $2,514,120     $2,791,560



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






CONTINENTAL WELLNESS CASINOS, INC.




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
