Form 10-K
period 1997-10-31
CONTINENTAL WELLNESS CASINOS TRUST
filed 1998-04-13
CIK 887531

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
      Washington D.C.

                   FORM 10-K (Mark One)

                   ___X__Annual report pursuant to Section 13 or 15
             (d) of the Securities
                   Exchange Act of 1934 (Fee Required) for
                   The fiscal year ended OCTOBER 31, 1997.
                   ____Transition report pursuant to section 13 or 15 (d)
             of the Securities
                   Exchange Act of 1934 (No Fee Required)
                   For the transition period from
             _____to_____.Commission File No.-0-20217


                   CONTINENTAL WELLNESS CASINOS, INC.
                   (Exact name of registrant as specified in its charter)
          ____________COLORADO__________________________________   84-0687501
             (State or jurisdiction of incorporation)    (IRS EMPLOYER ID No.)

                   1820 E. Garry Ave., Suite 109, Santa Ana, California
                   92705
                   (Address of principal executive offices)

                   Registrant's telephone number, including area
             code:(714)477-0370




                   Securities Registered Pursuant to Section 12 (b) of the
             Act;

      Title of each class
      Name of
      each exchange on
      which  registered                            NONE
      NONE




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



                   YES___X___NO_____

                   Indicate by check mark if disclosure of delinquent
             filers pursuant to
             Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form- 10-K.

             The aggregate market value of the voting stock held by non-affiliated of the
             Registrant is none, because there are no affiliates owning any stock of the
             Registrant. See Item 5. Market for Registrant's Common Equity and Related
             Matters.

                   The number of shares of common stock outstanding as
             of October 31, 1997
                   was 90,028,877
                   Documents Incorporated by Reference
                   See Exhibit Index



                   ITEM 1. BUSINESS

             Continental Wellness Casinos, Inc. was incorporated in Colorado in October
             22, 1974. In this report the term "The Company" refers to continental Wellness
             Casinos, Inc. Individually, or as a corporate entity, as the context requires.
             The company owns 3 unpatented mining claims and one mill site covering approximately 750 acres in Quincy, Plumas County,
             California about eight miles
             from Quincy, California. The properties ores are AU gold and silver with ample proven reserves.

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

                   ITEM 4. SUBMISSION OF MATTER TO VOTE OF
             SECURITY HOLDERS

                   No matter was submitted during fourth quarter of the
             fiscal year covered
             by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                   ITEM 5.  MARKET FOR REGISTRANT'S
             COMMON EQUITY AND
                   RELATED STOCKHOLDERS MATTERS


             The principal United States market in which the Company's common stock is traded is the over-the-counter market. There is no other trading market.

             The following table sets forth the period indicating the range of the high and low bid quotations for the company's common stock as reported. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.









      1997                 LOW                             HIGH
      1 st Quarter       No Trading                    No Trading
      2 nd Quarter       6 3/8                              7
      3 rd Quarter       6 (r)                                7
      4 th Quarter       6 5/8                              7



     1996                    LOW                      HIGH
      3rd Quarter            No Trading               No Trading




        1995                    LOW                      HIGH
      1 st Quarter            No Trading               No Trading
      2nd Quarter             No Trading               No Trading
      3rd Quarter             No Trading               No Trading
      4th Quarter             No Trading               No Trading


      1994                    LOW                      HIGH

      1st Quarter             No Trading               No Trading
      2nd Quarter             No Trading               No Trading
      3rd Quarter             No Trading               No Trading
      4th Quarter             No Trading               No Trading

                   On September 30, 1997, the company's transfer agent
             reported that there
             were approximately 509 holders of record of the company's common stock.
             Dividends on the Company's common stock have never been paid. See "Item 7",
             Management's Discussions and Analysis of Financial
             Condition and Results of
             Operation" and note to Financial Statement.



                   ITEM 6.       SELECTED FINANCIAL DATA

             The following table summarizes certain selected financial data for the periods indicated. The data for the years ending October 31, 1997 and 1996 should be read in conjunction with the more detailed audited
             Financial Statement and
             Notes thereto appearing elsewhere herein, including the Independent Auditor's
             Report.


                   CONTINENTAL WELLNESS CASINOS, INC.
                   SELECTED FINANCIAL DATA
                   (NOT COVERED BY INDEPENDENT AUDITOR'S
             REPORTS)



                   Year Ending October 31,1997

                      1992        1993       1994        1995        1996
                                     (Dollars in thousands, except per
                                      share)



      As of the end period:

      Total assets;      $.00         $.00      $.00     $25,841     $25,841

      Working capital:   $.00         $.00     $.00        $.00           $.00

            (Deficiency)


      Long Term
      Debt &
      capital lease
      obligation:        $.00         $.00    $.00      $.00         $.00

      Shareholder's
      Equity:             $.00        $.00  $.00      $25,759    $25,841

      Book Value per
      common share        $.00      $.00      $.00     $1.22     $1.23


CONTINENTAL
WELLNESS CASINOS, INC.
             ITEM 7.   Management's Discussion and Analysis of
             Financial Condition and
             Results of Operations

             Results of Operations:

             Summary of significant Accounting Policies Nature of the business - Continental
             Wellness Casinos, Inc., a Colorado corporation was incorporated October 22,
             1974.The company is engaged in the discovery and development of precious metals mining properties located in Quincy, Plumas County, California which consists of
             750 acres of land where 39 unpatented mine claims are located.
             All assessment work has been done at the mines and all the exports had been filed with the Bureau of Land Management, Sacramento,
             California and the County of
             Plumas in accordance with the mining rules and regulations. The company has permit to operate in small scale the mines from the United States Forestry
             Department, Quincy, California. The company intends in going into a big mining venture to recover the gold and silver in the proven reserves as soon as the price of gold increases in value.

             The company is in the process of getting their Live Longer Center, a Longevity
             Members Association, with the purpose of helping people to live longer by using
             Preventative Medicine with gene testing for discovery of predominant illnesses in the different subjects and repair said genes by genetic engineering, followed by a program of exercise and nutrition. The members sign for a period of ten years and receive one week of care at the center. The cost for this program is
             $1,000.00 per year per member and the fee is refundable by the member group insurance and it is also tax deductible making it good way to slow down the cost of medical treatments that are out of control. In starting this program, the company is using the real-estate that was acquired.










                  CONTINENTAL WELLNESS CASINOS, INC.

                  ITEM 8.    FINANCIAL STATEMENTS &
             SUPPLEMENTARY DATA

             The Financial Statement and Supplementary data of continental Wellness Casinos,
             Inc., are located in adjacent pages and are listed and included under Item 14,
             Exhibits are incorporated herein by  reference.

             ITEM 9. There are no disagreements with accountants on accounting and financial disclosures.

             ITEM 10.        DIRECTORS AND EXECUTIVE
             OFFICERS OF THE REGISTRANT

             The By-Laws of the Company provide that the number of directors constituting the entire Board shall be nine. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified. The Company has held an annual meeting of stockholders on August 22, 1996 annual meeting of shareholders, one has resigned, and one has died, and the two vacancies thereby created have been filed.
             As a result, the number of directors currently serving is seven.

             The directors elect from their number the chairman of the board and the president of the Company, which offices are occupied by Fred Cruz. The board appoints other officers as the board deems suitable, to serve at the pleasure of the board. The officers of the company hold office for the term for which such officer is appointed and until his successor has been elected and qualified.
             Currently there are no Executive Officers of the Company who do not also serve as directors.

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

             FRANK COBERLY, 82, retired naval officer, United States Navy. Holds position of administrative and supervisorial in nature. Since retirement, he has been involved in private investment banking, selling and purchasing securities for his portfolios. He has great experience in corporate management of many millions in assets.

             DONALD STUDER, Attorney at Law, in practice since
             January 9, 1969.     Experience
             in contract law, corporate law, labor law and business administration. President and Director of Grand American International Corporation since 1984 to present.
             Attorney and Sub-Trustee of Grand American Bank Trust since 1984 to present.
             Negotiated the acquisition of a full service bank in the United Arab Emirates.
             Engaged in the general practice of law, with emphasis on business, real-estate and labor law. Conducted a real-estate brokerage for 3 years. Negotiated over 300 collective bargaining agreements. Represented clients in more than 100, each NLRB proceedings, Superior Court and Federal Court actions. Worked with Brundage,
             Williams & Zellman Law Firm as a Staff Attorney, specializing in labor law.
             Opened own law office while still employed with Ryan Aeronautical Company.
             Handled over 300 cases including criminal, divorce, personal injury, probate, bankruptcy and contract matters. Phi-Kappa Phi, Sigma Pi Sigma, Sigma Tau Sigma,
             Phi Delta Phi, State Bar of California, San Diego County Bar Association,
             California real-estate broker, listed in Who's Who in American Law (1st edition).
             Received a B.S. degree in Physics, with honors, from the University of Florida in April 1963, and a JD degree, Magna Cum Laude, from the University of San
             Diego, in 1968.


             BASIL COSTIN, 47, Secretary and Officer of the
             Company since November
             1996. Costin is a former United Nations Diplomat, based in Geneva, Switzerland, and has completed several diplomatic missions for the U.N. throughout Europe, the Mid-East and Asia, involving support services to the domestic economical infrastructures of developing nations. He also has over 15 years of extensive international business experience, specializing in international marketing, related to the manufacturing-export industries, and he is also experienced in international banking, financing, investments, as well as in technical engineering services related to the engineering and building industries. He has worked in many regions of the world with major American corporations in management & executive level positions. In 1981, he formed his own international company, Costin International, Ltd., specializing in international marketing, consulting-management, and business consulting services.
             He holds an M.S. degree
             from Pacific Western University, 1979, in structural engineering, A.A. degree in
             Business Administration, Los Angeles Valley College, and an A.S. degree in
             Science Applications from Los Angeles Technical College.

             FRANK VARIOUS, M.D., 67, Doctor of Medicine with specialty in Internal
             Medicine, Life Extension and Nutrition. Practice for last
             30 years at Laguna
             Medical Arts Medical Complex. Emphasis on Preventative Medicine and Life
             Extension. Author of many publications on the subject of preventative medicine, nutrition and life extension. Graduate from a recognized Medical School with credentials in the medical field.
                  JOHN MAVROS, Mavros has a broad background on
             three continents involving
             the operations and sales of hotels and suite properties. Has held key management positions over a period of several years with the Westin Century Plaza Hotel in
             Los Angeles, opened the Westin Philippine Plaza in
             Manila, was general manager
             of the Grande Bretagne Hotel in Athens, Greece, served as Vice President and
             General Manager of he Registry Hotel Corporation in
             Irvine and Universal City,
             California, served as Senior Vice President of California Hotels Corporation.
             Mavros is also a member of the University of Arizona Presidents Club, and holds a Certified Hotel Administrator designation from the Educational Institute of the
             American Hotel-Motel Association.

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

     Name of Individual                        Capacities in which served
     or Number in Group

     Cash                                          Compensation during 1996


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

             Name and Address of                   Amount and Nature of
             Beneficial Owner                        Beneficial Ownership
                                                                Outstanding
     Percent of
     Common
     stock





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

Name of Beneficial Owner         Amount and Nature of
    None                                      of Beneficial Ownership
                                    Percent
       Common Stock                       Outstanding

          0 %                                     0 %

     ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED
                                  TRANSACTIONS
             There are no certain relationships and related transactions involving the Company.























     CONTINENTAL WELLNESS CASINOS, INC.
              BALANCE SHEET


     October 31, 1997 and October 31, 1996









































     CONTINENTAL WELLNESS CASINOS, INC.
     October 31, 1997 and October 31, 1996




     CONTENTS
                                        Pages

     Independent Auditor's Report        1


     Financial Statements                2


     Balance Sheets                      3  - 5


     Notes to Financial Statements




































                  LUIS R. HIDALGO
                  Certified Public Accountant

                  2056 Stevely Ave., Long Beach, Ca. 90815
                  Telephone (310) 430-4249 Fax (310) 430-3382


                  INDEPENDENT AUDITOR'S REPORT

                   To The Board of Directors and Stockholders
                   Continental Wellness Casinos, Inc.
                   Santa Ana, California


             I have audited the accompanying balance sheets of Continental Wellness
             Casinos, Inc. As of October 31, 1997 and October 31,
             1996. These financial
             statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

             In my opinion, the balance sheets referred to above, present fairly, in all material respects, the financial position of Continental Wellness Casinos, Inc.
             As of October 31, 1997 and October 31, 1996 in conformity with generally accepted accounting principles.

                   (S)LUIS R. HIDALGO
                      Luis R. Hidalgo
                  Certified Public Accountant

                   November 29, 1997


             CONTINENTAL WELLNESS CASINOS, INC.
             BALANCE SHEETS
             October 31, 1997 and October 31, 1996


 1997             1996
(Dollars In Thousands)[CAPTION]



ASSETS  Gold in storage (Note 2)
                                                       $ 27,317     $ 27,317
Deferred charges and other assets
Deferred mining exploration costs (Note 3)        3,253        3,253

Deferred promotion and operating expenses                       112

Total assets                                     $ 30,682      $ 30,570



      LIABILITIES AND STOCKHOLDER'S EQUITY

      Loans Payable-Note 12                                      $ 31


      STOCKHOLDER'S EQUITY

      Common stock, Class "A" $0.003 par value
      Authorized shares - 500,000,000 in 1996;
      100,000,000 in 1995
      Issued and outstanding - 90,028,877 in 1996;
      38,803,405 in 1995.                            $ 270       $ 116



      Common stock, Class "B" no par value
      Authorized shares - 50,000,000 in 1996 and 1995


      Issued and outstanding-3,266,960 in 1997 and 1996    33            33


      Capital in excess of par                    30,348             30,421


      Total Stockholder's equity                  $30,651


      Total Liabilities and Stockholder's Equity        $ 30,682        $30,570


                   See accompanying notes to Financial Statements.

















      CONTINENTAL WELLNESS CASINOS, INC.
      PRO-FORMA

      PROFIT AND LOSS STATEMENT
      PRO-FORMA


      PROFIT AND LOSS STATEMENT
      AS OF OCTOBER 31, 1997
                                                         (Dollars in
                                                            Thousands)

      EARNINGS:

      Life Extension Membership Club                     $100,000


      Hotel and Casino Las Vegas, Nevada                   75,000


      Gold and Silver Mines Properties                   150, 000


      Total Earnings                            350,000



      EXPENSES

      Life Extension Membership Club                      61, 704


      Hotel  and Casino Las Vegas, Nevada                 41,200


      Gold and Silver Mines Properties                     41,200


      Total Expenses                                        154,858



      PROFIT OR LOSS                                       195,142









  2a







      CONTINENTAL WELLNESS CASINOS, INC.
      NOTES TO FINANCIAL STATEMENTS
      October 31, 1997


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

                   2.  GOLD IN STORAGE AT BONDED
             WAREHOUSE:

                   On October 9, 1990, the Company deposited at NDS,
             United States Customs
                   Bonded Warehouse located at 19801 S. Santa Fe
             Ave., Rancho Dominguez,
             California, 90221, six (6) 55 gallon - drum containers of gold dust (powder form)
             999.5 pure weighing 76,112 troy ounces with a value of $27,316,600 based on the gold floor price of $358.90 per troy ounce. The market values of gold per troy ounce as of October 31, 1997 and October 31, 1996 are $378.00 AND $384.30,
             RESPECTIVELY. At these prices, the gold in storage would carry fair market values of $28,770,336 in 1997 and $29,249,841 in 1996.

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

                   4.  RELATED PARTY TRANSACTIONS
                   Grand American Bank Trust owns approximately 71
             % of the Company's Class
                   "A" common stock as of October 31, 1997.

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

             Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of October 31, 1997 and October 31, 1996 are as follows :





                                              10-15-97         10-31-96

        (Dollars in
        Thousands)






      Gold:    7,000,000 troy ounces
      @ $378.00/troy ounce                $2,646,000
      @ $384.30/troy ounce                                      $2,690,100



      Silver:19,000,000 troy ounces
             @$4.85/troy ounce             92,150
      @$5.34/troy ounce                                          101,460


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


                   8.  TAXES :

                   The Company has not filed a federal income tax return
             because there are
             no earnings to export.

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

                   10. ACQUISITION OF A  HOTEL AND CASINO
                     LAS
                   VEGAS, NEVADA
                   The Company is in the process of concluding the
             purchase of a hotel and
             Casino in  Las Vegas, Nevada.
                   .

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


             The Legal opinion was given on February 15, 1996 and
             the 47,958,512       class
             "A" shares were issued to Grand American Bank Trust in April 1996 by American
             Securities Transfer, Inc., transfer agent. The Company by Certificate of
             Resolution that was approved on March 22, 1996 issued 3,266,960 class "A"
             Restricted common shares to Joseph Witzman in payment of the Company's obligation to him of $180,953.75





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












              5




                   PART IV

                   ITEM 14.           EXHIBITS, FINANCIAL
             STATEMENT AND REPORTS

                   (a) The following documents are filed as part of this
             report.

                   1.  Financial Statement and Supplementary Data.

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


                   CONTINENTAL WELLNESS CASINOS, INC.


                   By: (S) FRED CRUZ,

                           FRED CRUZ, M.D.
                           Chairman of the Board
                           Chief Executive Officer



              By:(S) BASIL COSTIN
                    BASIL  COSTIN
                    Secretary




                   Dated:     December 22, 1996



             Pursuant in the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                   Signature                    Title               Date
                   (S)FRED CRUZ        Chairman of the Board
             December 22,1996
                   Fred Cruz, M.D.,
                   Chief Executive Officer






                   (S)BASIL COSTIN                   Secretary
             December 22, 1996
                     Basil Costin,
                     Secretary

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

             Stickel & Associates warrant that our services are performed, within the limits prescribed by our clients, with the usual thoroughness and competence of the geological engineering profession. No other warranty or representation, either expressed or implied, is included or intended in our proposals or exports or contracts.



















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