Form 10-Q/A
period 1997-07-31
CONTINENTAL WELLNESS CASINOS TRUST
filed 1998-04-15
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 10549


       QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934



                              For Quarter Ended           Commission file number
     July 31, 1997               0-20217


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

     [S][C]                      [C]<TABLE-ONE>
     Title of Class              July 31, 1997

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

            CONTINENTAL WELLNESS CASINOS, INC.
                      BALANCE SHEETS
                  JULY 31, 1997 AND 1996

             2

                                         1997     1996
                                (Dollars in Thousands)


     ASSETS

     Gold in storage                    $24,930   $27,317

     Deferred mining exploration
     costs                                3,253     3,253
                                        $28,183   $30,570

     STOCKHOLDER'S EQUITY

     Common stock, Class "A" $0.003
     par value 500,000,000 authorized
     shares, issued and outstanding-
     90,028,877 shares in 1997 and
     38,803,405 in 1996                 $ 270     $ 116

     Common stock, Class "B" no par
     value 50,000,000 authorized
     shares, issued and outstanding -
     3,266,960 shares in 1997 and 1996      33       33

     Capital in excess of par           $27,880   $30,267

                                       $ 28,183   $ 30,570




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

     2.   GOLD IN STORAGE AT BONDED WAREHOUSE :

     On October 9, 1990, the Company deposited at NDS, United
     States Customs Bonded Warehouse located at 19801 So.
     Santa Fe Ave., Rancho Dominguez, California, 90221, six
     (6) 55 gallon-drum containers of gold dust (powder form)
     999.5 pure weighing 76,112 ounces with a value of $
     24,930,000
     based on the gold floor price of $ 327.55 per troy
     ounce. The market values of gold per troy ounce as of
     July 31, 1997 and 1996 are $ 327.55 and $ 358.90
     respectively. At these prices, the gold in storage would
     carry fair market values of $ 24,930,000 in 1997 and $
     27,317,000 in 1996.

     3.   DEFERRED MINING EXPLORATION COSTS

     Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. On April 13, 1994, the Company issued shares of stock valued at $
     3,252,669 to pay for its obligations arising thereto.







     4.   RELATED PARTY TRANSACTIONS :

     Grand American Bank Trust owns approximately 71 % of the
     Company's Class "A" common stock as of July 31, 1996.

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

          Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of January 31, 1997 and 1996 are as follows :











               3
                                    04-30-97     04-30-96
                                      (Dollars in Thousands)


          Gold:7,000,000 troy
          ounces @ $ 327.55 /
          troy ounce               $2,292,850
          @ $ 358.90 / troy
          ounce                                   $
          2,512,300

          Silver:19,000,000 troy ounces
          @ $ 4.420 / troy ounce       83,980
          @ $ 4.850 / troy ounce                       92,150
                                    ___________    __________
                                   $2,376,830       $2,604,450



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

































     Item 1.   Legal Proceedings

               As of January 31, 1997 the Company was not
               A party to any material legal proceedings other than ordinary routine litigations incidental to its business.

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

               (1).  None















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






            CONTINENTAL WELLNESS CASINOS, INC.




                                        By (S)   FRED CRUZ
                        Fred Cruz
                        President and Chief Executive
     Officer



               By (S)   FERNANDO JUAN
                         Fernando Juan
                         Vice President and Chief
     Financial
                          Officer





     Dated: July 31,  1997

















     Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits :

               "A" Geological Evaluation of Gold Claims
               Reserves

          (b)  Reports on Form 8-K

               (1). None























































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





