Form 10-K/A
period 1997-12-31
CONTINENTAL WELLNESS CASINOS TRUST
filed 1998-04-15
CIK 887531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C.

FORM 10-K (Mark One)

___X___ Annual 	report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 (Fee Required) for The fiscal year ended
 December 31,	1997

___Transition report pursuant to section 13 or 15 (d) of the Securities
Exchange Act of 1934 (No Fee Required) For	the transition period
 from ___to___. Commission File No.-0-20217

CONTINENTAL WELLNESS CASINOS TRUST
(Exact name of registrant as specified in its charter)

_______________COLORADO_________________________

(State or jurisdiction of incorporation)

2205 Purple Majesty Court, Las Vegas, Nevada 891l7-2747

(Address of principal executive offices)
84-0687501
(IRS EMPLOYER Identification Number)
Registrant's telephone number, including area code: (702) 240-4408
2

Securities Registered Pursuant to Section 12 (b) of the Act;

Name of each exchange on which registered NONE

Title of each class

Securities Registered Pursuant to Section 12 (g) of the Act:

Equity Stock, $.003 par value (Class "A") No Par Value (Class "B")

(Title of Class) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

YES __X__NO__

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form- lO-K.

The aggregate market value of the voting stock held by non-affiliated of the Registrant is none, because there are no affiliates owning any stock of the Registrant. See Item 5. Market for Registrant's Common Equity and Related Matters.

The number of shares of common stock outstanding as of December 31, 1997 was 90,250,877 (Class "A") and 5,266,960 (Class "B"). Documents
Incorporated by Reference

See Exhibit Index3

ITEM 1. BUSINESS

Continental Wellness Casinos Trust was incorporated in Colorado in
October 22, 1974. In this report the term "The Company" refers to continental Wellness Casinos, Inc. Individually, or as a corporate entity, as the context requires. The company owns 3 unpatented mining claims and one mill site covering approximately 750 acres in Quincy, Plumas County, California about eight miles from Quincy, California. The properties ores are AU gold and silver with ample proven reserves.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The principal United States market in which the Company's Equity stock is traded is the over-the-counter market. There is no other trading market.

The following table sets forth the period indicating the range of the high and low bid quotations for the company's common stock as reported. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.
5

CONTINENTAL WELLNESS CASINOS TRUST
SELECTED FINANCIAL DATA
(NOT COVERED BY INDEPENDENT AUDITOR'S REPORTS) [CAPTION]

        	2

Year Ending December 31, 1997

l993       1994      1995      1996      1997
"Dollars in thousands, except per share)

As of the end period:
Total assets;	$.00	$.00	$.00

	$25,841 	$2,178,186

Working capital:	$.00	$.00	$.00
		$.00	$.00

(Deficiency)

Long Term
Debt &
capital lease
obligation:	$.00	$ .00	$ 00	$ 00
	$.00
Shareholder's
Equity:	$.00	$.00	$.00	$25,759
	$2,172,649

Book Value per
	share	$.00	$ .00	$ .00
		$1.22	$24,073.67

CONTINENTAL
WELLNESS CASINOS TRUST
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
6

Summary of significant Accounting Policies Nature of the business - Continental
Wellness Casinos Trust, a Colorado organization was incorporated October 22,
1974.The company is engaged in the discovery and development of precious metals mining properties located in Quincy, Plumas County, California which consists of 750 acres of land where 3g unpatented mine claims are located.

All assessment work has been done at the mines and all the exports had been filed with the Bureau of Land Management, Sacramento, California and the County of Plumas in accordance with the mining rules and regulations. The company has permit to operate in small scale the mines from the United
States Forestry Department/ Quincy, California. The company intends in going into a big mining venture to recover the gold and silver in the proven reserves as soon as the price of gold increases in value.

The company is in the process of getting their Live Longer Center, a Longevity Members Association, with the purpose of helping people to live longer by using Preventative Medicine with gene testing for discovery of predominant illnesses in the different subjects and repair said genes by genetic engineering, followed by a program of exercise and nutrition.
The members sign for a period of ten years and receive one week of care at the center. The cost for this program is $1/000.00 per year per member and the

CONTINENTAL WELLNESS CASINOS TRUST

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

The Financial Statement and Supplementary data of continental Wellness
Casinos Trust are located in adjacent pages and are listed and included under
Item 14 Exhibits are incorporated herein by reference.

ITEM 9. There are no disagreements with accountants on accounting and financial disclosures.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
7

The By-Laws of the Company provide that the number of directors constituting the entire Board shall be nine. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified The Company has held an annual meeting of stockholders on August 22, 1996 annual meeting of shareholders, one has resigned, and one has died, and the two vacancies thereby created have been filed.

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

FRED CRUZ,M.D., 75, is and has been since October l987, a director, chairman of the board, and president of the company. Dr. Cruz holds two doctorate degrees. Doctor of Podiatric Medicine and Doctor of Medicine. Dr. Cruz had operated many medical clinics in the State of California, and at the present is retired from his profession, but he had engaged in many business ventures and been working with precious metals for the past 30 years.

FRANK COBERLY, 82, retired naval officer, United States Navy. Holds position of administrative and supervisorial in nature. Since retirement, he has been involved in private investment banking, selling and purchasing securities for his portfolios. He has great experience in corporate management of many millions in assets.

DONAID STUDER, Attorney at Law, in practice since January 9, 1969.
Experience in contract law, corporate law, labor law and business administration. President and Director of Grand American International
Corporation since 1984 to present. Attorney and Sub-Trustee of Grand
American Bank Trust since 1984 to present. Negotiated the acquisition of a full service bank in the United Arab Emirates. Engaged in the general practice of law, with emphasis on business, real-estate and labor law.
Conducted a real-estate
 collective bargaining agreements. Represented clients in more than 100, each NLRB proceedings, Superior Court and Federal Court actions. Worked with
Brundage, Williams & Zellman Law Firm as a Staff Attorney,-specializing in labor law. Opened own law office while still employed with Ryan
Aeronautical Company. Handled over 300 cases including criminal, divorce/ personal injury, probate,
8

bankruptcy and contract matters. Phi-Kappa Phi, Sigma Pi Sigma, Sigma Tau Sigma,
 Phi Delta Phi, State Bar of California, San Diego County Bar Association,
California real-estate broker, listed in Whois Who in American Law
(1st edition). Received a B.S. degree in Physics, with honors, from the University of Florida in April 1963, and a JD degree, Magna Cum Laude, from the University of San Diego, in l968.

BASIL COSTIN, 47, Secretary and Officer of the Company since November l996.
Costin is a former United Nations Diplomat, based in Geneva, Switzerland, and has completed several diplomatic missions for the U.N. throughout
Europe, the Mid-East and Asia, involving support services to the domestic economical infrastructures of developing nations. He also has over 15 years of extensive international business experience, specializing in international marketing, related to the manufacturing-export industries, and h ational banking, financing, investments, as well as in technical engineering services related to the engineering and building industries. He has worked in many regions of the world with major American corporations in management & executive level positions. In 1981, he formed his own international company, Costin International, Ltd., specializing in international marketing, consulting-management, and business consulting services. He holds an M.S. degree from Pacific Western University, l979, in structural en in Business Administration, Los Angeles Valley College, and an A.S.
degree in Science Applications from Los Angeles Technical College.

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

JOHN MAVROS, Mavros has a broad background on three continents involving the operations and sales of hotels and suite properties. Has held key management positions over a period of several years with the Westin
Century Plaza Hotel in Los Angeles, opened the Nestin Philippine Plaza in
Manila, was general manager of the Grande Bretagne Hotel in Athens, Greece, served as Vice President and General Manager of he Registry Hotel
Corporation in Irvine and Universal City, California, served as Senior
Vice President
on. Mavros is also a member of the University of Arizona Presidents Club, and holds a Certified Hotel Administrator designation from the Educational
Institute of the American Hotel-Motel Association.

LEWIS AKMAKJIAN, 75, Graduate in business and financing with major in securities transactions and operations. Has been stockbroker since 1958 and worked as follows in the Securities Business: 1966, Toluca Pacific
Securities Corporation, Manager, 1990 to 1995. H.J. Mayer and Company,
Broker-Manager, l975 to 1988. C.L., McKinne, broker and manager, 1972 to 1975. G.L. Bisbak as manager, 1958 to 1972. Foreman and company as Securities Broker Manager, 1955 to 1958. J. Logan and Company as stockbroker manager. Sp oker/dealer, underwriting, selling and purchase of stocks and bonds.
License; CRD 2204 with approval granted in California, National Association of Securities Dealers and New York Stock Exchange.

ITEM II.


       	3

EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid or accrued including bonuses paid or accrued, to the following persons during 1972, for services rendered in all capacities to the company.
CS>CC>	CC>

Name of Individual or Number in Group

Cash

None

Capacities in which served

Compensation during 1996

None

None

The Company pays no compensation to directors for services as a director.

ITEM 12.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table shown below (1) contains certain information with respect to any person
(including any "group'' as that term is used in Sec. 13 (d) (3) of the Exchange Act, who are known to the company to be beneficial owners
(as that term defined in rules and regulations of the Securities and Exchange Commission under the Federal Securities Laws) of more than 5 % of the company's common stock. No person is known to the company to be the beneficial owner of more than 5 % of the company's common stock.

Name and Address of Beneficial Owner

Percent of Common stock

Grand American Bank Trust
	60%


Amount and Nature of
	Beneficial Ownership
	Outstanding        -$54,050,000 (Class "A")

Estate Trust Organization Geneva, Switzerland

<TABLE >      5

The table shown below (1) contains certain information with respect to the company's common stock beneficiary owned (as that term is defined in rules and regulations of the Securities and Exchange Commission under the Federal
Securities Laws) by all directors, and directors and officers of the company as a group.
Name of Beneficial Owner
	None

Equity Stock

O %


Amount and Nature of of Beneficial Ownership Percent

Outstanding

O %

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
	TRANSACTIONS
There are no certain relationships and related transactions involving the Company.

CONTINENTAL WELLNESS CASINOS TRUST
A
REAL ESTATE INVESTMENT TRUST

AUDIT REPORT

DECEMBER 31, 1997 AND OCTOBER 31, 1996
INDEX

		Page

Auditor's certificate	1

Balance sheets December 31, 1997 and
	October 31, 1996	2

Statements of cash flows	3

Notes to financial statements	4-7

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Continental Wellness Casinos Trust
A Real Estate Investment Trust
Las Vegas, Nevada

I have audited the accompanying balance sheets of Continental Wellness
Casinos Trust A Real Estate Investment Trust as of December 31, 1997 and
October 31, 1996, and the related statement of cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall fi
 I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the balance sheets and statement of cash flows referred to above present fairly, in all material respects, the financial position of Continental Wellness Casinos Trust A Real Estate Investment Trust as of
December 31, 1997 and October 31, 1996, and the statement of cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



S R. HIDALGO, Jr.

Certified Public Accountant

March 15, 1998

CONTINENTAL WELLNESS CASINOS TRUST
A
REAL ESTATE INVESTMENT TRUST
BALANCE SHEETS
December 31, 1997 and October 31, 1996




ASSETS
Gold in storage (Note 2)

Investment in stocks

Deferred charges and other assets (Note 3)
	Deferred mining exploration costs
	and Deferred operating expenses

Proven reserves (Note 5)
	Gold
	Silver
Total assets

Loans payable (Note 12)

STOCKHOLDERS' EQUITY
Common stock, Class "A" $0.003 par value
	Authorized shares-500,000,000
	Issued and outstanding-90,250,877 in
	1997;
	9O,028,877 in 1996

Common stock, Class "B" no par value, with a stated value of $1.00 per share. Authorized shares-50,000,000 in 1997 and 1996
Issued and outstanding-5,266,960 in 1997 and 1996 Capital in excess of par (Note 14)

Total Liabilities and Stockholders' equity

See accompanying notes to Financial Statements.
March 15, 1998



December 31,	October 31,
    1997		1996
(Dollars In Thousands)

$27,317		   	$27,317

0.175

5,534			3,365





2,032,380			2,665,600
  112,955			91,580
$2,178,186			2,787,862

	-			31







271                                270





	5,266			5,266
2,172,649			2,782,295



$ 2 787,862
CONTINENTAL WELLNESS CAS!NOS TRUST
A
REAL ESTATE INVESTMENT TRUST
Statement of Cash Flows
For the year ended, December 31, 1997

Cash and cash equivalents at beginning of year	$      -
Cash flows from operating activities
   Payment of accrued payroll 	    (594)
   Payments to suppliers	    (280)
      Net cash provided by operating activities	    (874)

Cash flows from financing activities
	Proceeds from sale of common stocks	1,480
	Attorney's fees	(100)
	Commission to stock broker	(486)
	SEC fee	    (20)
		Net cash flows from financing activities	     874

Cash and cash equivalents at end of year	$      -

See accompanying notes to Financial Statements March 15, 1998
CONTINENTAL WELLNESS CASINOS TRUST
A
REAL ESTATE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS
December 31, 1997

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business - The Company is engaged in the mining development industry. Since October 22, 1974. the Company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincv, Plumas County, California, and is engaged in the exploration of said mines for the production of precious metal like gold and silver. The Company also applied for a license in Las Vegas, Nevada to conduct Life
Extension programs and to operate hotels and casinos.

2.

Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U. S. dollars using exchange rates.

Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

GOLD IN STORAGE AT BONDED WAREHOUSE: On October 9, 1990, the Company deposited at NDS, United States Customs Bonded Warehouse located at 19801
So. Santa Fe Ave., Rancho Dominguez, California, 90221, six (6) 55 gallon-drum containers of gold dust (powder form) 999.5 pure weighing
76,112 troy ounces with a value of S'7,316,600 based on the gold floor price of $358.90 per troy ounce. The market values of gold per troy ounce as of December 31, 1997 and October 31, 1996 are $290.34 and $380.80.
respectively. At
ge would carry fair market values of $22,098.358 in 1997 and $28,983,450 in 1996.

DEFERRED CHARGES AND OTHER ASSETS This consists of: Deferred Mining
Exploration Costs Deferred mining explorarion costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

Deferred Operating Expenses
Related to additional sale of Common "A" shares
(See Statement of Cash Flows)
Prior years expenses
	Total Operating Expenses
Total Deferred Charges and Other Assets


3.	DEFERRED MINING EXPLORATION COSTS

Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. In On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

4.	RELATED PARTY TRANSACTIONS

Grand American Bank Trust owns approximately 60% ofthe Company's Class "A" common stock as of December 31, 1997.

PROVEN GOLD AND SILVER RESERVE: The process of estimating mineral reserves is very complex, requiring sign)ficant subjective decision in the evaluation of available geological, engineering, and economic data for each reserve.
The data for a given reserve may change substantially over time as a result of additional development activity, production under varying economic conditions, etc.

Consequently, material revision to the existing reserve estimates may occur in the future. Although, every reasonable effort was made to ensure that the reserve estimates reported represent the most accurate assessment possible, the sign)ficance of the subjective decision required, the variances in the available data for various reserves, make these estimates generally less precise than other estimates in connection with financial disclosure. Proven reserves are estimated quantities of gold and silver which e, with reasonable certainty, to be recoverable in future years from known reserves under existing economic and operating conditions.

Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of December 31, 1997 and October 31, 1996 are as follows:

12-31 -97	10-31 -96
	(Dollars in Thousands)

Gold	:	7,000,000 troy ounces
		(~$290.34/troy ounce	$2,032,380
		~$380.80/troy ounce		$2,665,600

Silver	:	19,000,000 troy ounces
		~$5.945/troy ounce	112,955
		(~$4.82/troy ounce		91 580
				.
			$2,145-335	$2,757,180

6.	STOCKHOLDERS' EQUITY:

The Company is authorized to issue 50,000,000 shares of no par value
Class "B" shares. The
Company gave authority to its Board of Directors to issue such Class ;'B" stock in one or more series, and to fix the number of shares in each series, and all designations, relative rights, preferences and limitations ofthe stock issued in each series.
As of April 13, 1994, the
Board of Directors had exercised the authority granted.

7.	CONTINGENCIES:

The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.

8.	TAXES:

The Company has not filed a federal income tax return because there are no earnings to report.

9.	The Secretary of the State of Colorado Corporation Office approved the following on

June 6, 1996:
a) The name Grand American International Corporation be changed to

	Continental Wellness Casinos, Inc.
b) The authorized capital stock, common shares Class "A" of the Company be increased from

100,000,000 shares to 500,000,000 shares with a $0.003 par value per share

10.ACQUISTION OF A HOTEL AND CASINO IN LAS VEGAS, NEVADA.

The Company is in the process of concluding the purchase of the Maxim Hotel and Casino in
Las Vegas, Nevada, an 800-room hotel and casino.

11.	THE INCREASE OF THE ISSUED AND OUTSTANDING CLASS "A" COMMON

SHARES
The Company on December 6, 1995 by Company Resolution approved the issuance of
47,958,512 common "A"shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust.

The Grand American Bank Trust could not accept the shares until a legal opinion is given by the Regulators.

The Legal opinion was given on February 15, 1996 and the 47,958,512 class
"A" shares were issued to Gand American Bank Trust in April 1996 by
American Securities Transfer, Inc., transfer agent. The Company by
Certificate of Resolution that was approved on March 22, 1996 issued
3,266,960 class ;A" restricted common shares to Joseph Urtzman in payment of the Company's obligation to him of$180,953.75.

The outstanding shares in 1997 of 90,250,877 and 90,028,877 in 1996 consist of:

Balance 1/31/94
Issued to Grand American Bank Trust
Balance 10/31t95
Issued to Grand American Bank Trust
Issued to Joseph Witzman
Balance 10/31/96
Issued under SEC Regulation "S"
Balance 10/31/97

6

21,803,405
17.000.000
38,803,405
47,958,512
	3~266.960
90,028,877
		222~000
90,250~877
12.	LOANS PAYABLE-This represents the amount owing to Dolores M. Kelly
Successor

Trustee of the Kelly Family Exemption, UDT dated January l9, 1984, due
January l,
1997, and personally guaranteed by Fred Cruz, President of Continental
Wellness Casinos
(formerly Grand American International Corporation). This was paid in March,
1997

13.	Unsecured and unrecorded personal loans of prior years were paid for the year ended,

December 31, 1997. These accounts were charged to Deferred Charges and Other
Assets.

14.	CAPITAL IN EXCESS OF PAR

It is the excess of Total Assets over Liabilities and Common Stock "A" and "B"

15.	CHANGE OF NAME OF END OF ACCOUNTING YEAR

The Board of Directors adopted on December 22, 1997 the following resolutions:

a)	The name of the Company was changed to Continental Wellness
Casinos TrL;~,
	A Real Estate Investment Trust

b)	The accounting year was changed from October 31 December 31.

	16.	The October 31, 1996 balance sheet was per my audit report

7
CONTINENTAL WELLNESS CASINOS TRUST
	REAL ESTATE INVESTMENT TRUST

PROJECTED STATEMENT OF INCOME

FOR THE YEAR ENDED, DECEMBER 31, 1998
INDEX

Report on Projected Income Statement

Projected Income Statement

Page

To the Board of Directors and Stockholders
Continental Wellness Casinos Trust
A Real Estate Investment Trust
Las Vegas, Nevada

I have assembled, from information provided by management, the forecasted statement of income for the year ended, December 31, 1998.

This projection is prepared for the acquisition of a hotel, casino and Life
Extension Program in Las Vegas, Nevada. This financial forecast omits the summary of sign)ficant accounting policies. I have not compiled or examined the forecast and express no assurance of any kind on it. Furthermore, there will usually be differences between the forecasted and actual results because events and circumstances frequently do not occur as expected, and those differences may be material. I have no responsibility to upd circumstances after the date of this report.

LUIS R. HIDALGO, Jr.
Certified Public Accountant

March 15, 1998

CONTINENTAL WELLNESS CASINOS TRUST
A
REAL ESTATE INVESTMENT TRUST
PROJECTED INCOME STATEMENT
For the year ended, December 31, 1993

INCOME:
	Life Extension Membership Club
	Hotel and Casino, Las Vegas, Nevada
	Gold and Silver Mine Properties
	Miscellaneous Income

Total Income EXPENSES:

Life Extension Membership Ciub
Hotel and Casino, Las Vegas, Nevada
Gold and Silver Mines Properties
Other Expenses
	Total Expenses
	Net Income

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT AND REPQRTS

(a)	The following documents are filed as part of this report.

1.	Financial Statement and Supplementary Data.

Independent Auditor's Report
As of December 31j--1997 and 1996
Financial Statements

Balance sheets as of December 31, 1997 and 1996

Notes of Financial Statement, two years ended and 1996.

2. EXHIBITS

December 31, 1997

2.01 Geological Reports of the mining properties proven
The reserves used in the Financial Statements.

(b)	Reports on Form 8-K

1.	Amendment No. 7, dated March 26, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto, duly authorized,

CONTINENTAL WELLNESS CASINOS TRUST

By: (S) FRED CRUZ.

22
FRED CRUZ, M.D.
Chairman of the Board
Chief Executive Officer

By:(S) RICK ERIKSEN
	RICK ERIKSEN
	-Secretary
	Chief Financial Officer

Dated: March 3O, 1998

er

Pursuant in the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

(S)FRED CRUZ	Chairman of the Board	March 30, 1998

Fred Cruz, M.D.,
Chief Executive Officer

(s) RICK ERIKSEN	Secretary	March 30, 1998

GEOLOGIC EVALUATION OF GOLD CLAIMS IN
PLUMAS COUNTY, CALIFORNIA

23
Stickel & Associates

May 14, 1985

(714) 751-4742

Minerals Mining and Energy Corp. 7750 El Camino Real, Suite K Rancho
La Costa, Ca. 92008

P.O. Box 91, Tustin, Calif. 92681

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

Gentlemen

This letter presents our present geological engineering evaluation of the subject gold and silver claims that are 1ocated in Plumas County, California.

We visited and inspected the property on April 19, and 20, 1985.
The property consists of approximately 750 acres of lode claims with a reported overlying of a few placer claims The properties lie about
5 and 11 miles directly west of Quincy on the Bucks Lake Road.

24
The claims are named Blackhawk, Alan, MMC, and Dean. The
Blackhawk,

Alan and MMC claims lie in Sections 21, 22, and 27 of T24N, ROE.
The Dean
claims lie in the northwest corner of Section 13, T24N, ROE.

Consultants In Applied Geology, Geophysics and Engineering

Letter Report
MM & E Corporation
May 14, 1985
Page 2

GEOLOGY

These claims lie along the southwest and northwest borders of a northwest trending zone or band of highly fractured peridotite altered to serpentine. Broad fault zones bound the peridotite bodies or bands and there are no indications of heat alteration. TherQ has been no production from hard rock mining, however, significant placer hydraulicking and sluicing has occurred. The placer deposits occur in two periods of erosion, the Present and the Tertiary. Although, concentrations of gold have only been found s, it does occur scattered throughout the peridotite.

PRESENCE OF GOLD AND SILVER

Reference 2 indicates that there is a conservative 10,000,000 tons of hard rock ore reserves. Rock chip and channel samples were obtained from 10 to 50 foot sections of road cuts and outcrops on these claims and it is reported

'iconsistently assayed high in gold (AU) ." The highest gold value was 2.80 oz~ton, however, the overall average was .7 oz/ton; Silver (Ag) ranged from a

2S


 26

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

Stickel & Associates warrant that our services are performed, within the limits prescribed by our clients, with the usual tharoughness and competence of the geological engineering profession. No other warranty or representation, either expressed or implied, is included or intended in our proposals or exports or contracts.

Letter Report
MM & E Corporation
May 14, lg85
Page 3

We appreciate the opportunity of presenting	this report. If you
have any
questions, please contact this office. 	-

Very truly yours r
Z7

STICKEL ~ ASSOCIATES

(S)

J.F. STICKEL
J. F. STICKEL, RG 299g

JFS/ hr

April 25, 1986

It is our opinion that the described and proven "indicated" ore reserves are based on data as described above.

STICKEL &  ASSOCIATES

(S)	J.F. STICKEL

J.F.	STICKEL, RG 2999


