Form 10-Q
period 1998-03-31
CONTINENTAL WELLNESS CASINOS TRUST
filed 1998-04-17
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549


QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended	Commission file number
March 31, 1998	0-20217


(Exact name of registrant as appended in its charter)


CONTINENTAL WELLNESS CASINOS TRUST


(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	identification
No.)


Nevada	84-0687501

(Address of principal executive offices)	(Zip
	Code)

2205 Purple Majesty Court
Las Vegas, Nevada 89117-2747

(Registrant's telephone number, including area code)

(702) 240-4408

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.



	Yes   X  	No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

[S][C]	<CX TABLE-ONE>
Title of Class	March 31, 1998

Common Class "A"	90,250,877

Common Class "B"	5,266,960

CONTINENTAL WELLNESS CASINOS TRUST

Index

Part I	FINANCIAL INFORMATION	Page

	Item 1	Financial Statements

		Consolidated Balance Sheets	2

		Consolidated Statements of
		Operations	4

		Consolidated Statements of
		Cash Flows	5

		Notes to Consolidated
		Financial Statements	7

	Item 2	Management's Discussion and
		Analysis of Financial
		Condition and Results of
		Operations	11

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	14

	Item 2	Changes in Securities	14

	Item 3	Defaults upon Senior
		Securities	14

	Item 4	Submission of Matters to a
		Vote of Security Holders	14

	Item 5	Other Information	14

	Item 6	Exhibits and Reports on
		Form 8-K	15

	PART I	-	FINANCIAL INFORMATION

	ITEM 1.	-	Financial Statements

CONTINENTAL WELLNESS CASINOS TRUST
A
REAL ESTATE INVESTMENT TRUST
BALANCE SHEETS
MARCH 31, 1998 AND MARCH 31, 1997

March 31,	March 31,
	1998	1997
	[CAPTION]  (Dollars In Thousands)
ASSETS
Gold in storage (Note 2)	$	27,317	$	27,317

Investment in stocks		0.175			-

Deferred charges and other assets (Note 3)
	Deferred mining exploration costs and
		Deferred operating expenses		5,534		3,365

Proven reserves (Note 5)
	Gold		2,032,380		2,665,600
	Silver		112,955		91,580
Total assets	$	2,178,186		2,787,862


Loans payable (Note 12)		-		31

STOCKHOLDERS' EQUITY
Common stock, Class "A" $0.003 par value
	Authorized shares-500,000,000
	Issued and outstanding-90,250,877 in 1997;
	90,028,877 in 1996		271		270

Common stock, Class "B" no par value, with a stated
	value of 51.00 per share.
	Authorized shares-50,000,000 in 1997 and 1996
	Issued and outstanding-5,266,960 in 1997 and 1996	5,266		5,266
Capital in excess of par (Note 14)		2,172,649

Total Liabilities and Stockholders' equity

See accompanying notes to Financial Statements.
March 15,1998

CONTINENTAL WELLNESS CAS!NOS TRUST
AREAL ESTATE INVESTMENT TRUST
Statement of Cash Flows

For the quarter ended March 31, 1998





	(Dollars in Thousands)

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





See accompanying notes to Financial Statements
March 15, 1998

CONTINENTAL WELLNESS CASINOS TRUST
A
REAL ESTATE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS
March 31, 1998

1.	SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES:
Description of Business - The Company is engaged in the mining development industry Since October 22, 1974. the Company has owned and operated thirty-nine
(39) mines and one (1) mill site at Quincv, Plumas County, California, and is engaged in the exploration of said mines for the production of precious metal like gold and silver. The Company also applied for a license in Las Vegas, Nevada to conduct Life Extension programs and to operate hotels and casinos.

Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U. S. dollars using exchange rates.

Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are read! for operation and development.

2.	GOLD IN STORAGE.NT BONDED WAREHOUSE:
On October 9, 1990, the Company deposited at NDS, United States Customs Bonded Warehouse located at 19801 So. Santa Fe Ave., Rancho Dominguez, California, 90221, six (6) 55 gallon-drum containers of gold dust (powder form) 999 5 pure weighing 76 112 troy ounces with a value of $27,316,600 based on the gold floor price of 5358.90 per troy ounce. The market values of gold per troy ounce as of December 31, 1997 and October 31, 1996 are $290.34 and $380.80. respectively. At these prices, the gold in storage would carry fair market values of $22,098,358 in 1997 and $28,983,450 in 1996

3.	DEFERRED CHARGES AND OTHER ASSETS
This consists of	In Thousand Dollars
Deferred Mining Exploration Costs		$ 3,253
Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation.
On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

Deferred Operating Expenses
Related to additional sale of Common "A" shares
(See Statement of Cash Flows)	$1,480
Prior years expenses	801
		Total Operating Expenses		2,281
Total Deferred Charges and Other Assets		$ 5,534

3	DEFERRED MENING EXPLORATION COSTS
Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. In On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

4	RELATED PARTY TRANSACTIONS
Grand American Bank Trust owns approximately 60% of the Company's Class A" common stock as of March 31, 1998.

5	PROVEN GOLD AND SILVER RESERVE:
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

Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of December, 31, 1997 and October 31, 1996 are as follows:

03-31-98	03-31-97
(Dollars in Thousands)
Gold	:	7,000,000 troy ounces
		@$290.34/troy ounce	$2,032,380
		@$380.80/troy ounce		$2,665,600

Silver	:	19,000,000 troy ounces
		@$5.945/troy ounce	112,955
		@$4 82/troy ounce	_________	___91,580
				$2,145,335	$2,757,180

6	STOCKHOLDERS' EQUITY:
	The Company is authorized to issue 50,000,000 shares of no par value Class "B"
 shares  The	Company gave authority to its Board of Directors to issue such
 Class "B" stock in one or	more series, and to fix the number of shares in each
 series, and all designations, relative	rights, preferences and limitations
 of the stock issued in each series . As of April 13, 1994, the	Board of
 Directors had exercised the authority granted.

7	CONTENGENCIES:
The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.

8	TAXES:
	The Company has not filed a federal income tax retum because there are no
 earnings to	report

9	The Secretary of the State of Colorado Corporation Office approved the
following on	June 6, 1996:
	a)	 The name Grand American International Corporation be changed to
		Continental Wellness Casinos, Inc.
	b)	The authorized capital stock, common shares Class "A" of the Company be
  increased from	100,000,000 shares to 500,000,000 shares with a $0.003 par
  value per share.

10	ACQUISTION OF A HOTEL AND CASINO IN LAS VEGAS, NEVADA
	The Company is in the process of concluding the purchase of the Maxim Hotel
 and Casino in	Las Vegas, Nevada, an 800-room hotel and casino.

11	THE INCREASE OF THE ISSUED AND OUTSTANDING CLASS "A" COMMON
SHARES
The Company on December 6, 1995 by Company Resolution approved the issuance of 47,958,512 common "A" shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust.

The Grand American Bank Trust could not accept the shares until a legal opinion is given by the Regulators.

The Legal opinion was given on February 15, 1996 and the 47,958,512 class 'A'' shares were issued to Gand American Bank Trust in April 1996 by American Securities Transfer, Inc. transfer agent. The Company by Certificate of Resolution that was approved on March 22, 1996 issued 3,966,960 class -A" restricted common shares to Joseph Witzman in payment office Company's obligation to him of$180,953 75.

The outstanding shares in 1997 of 90,250,877 and 90.028,877 in 1996 consist of

	Balance 1/31/94	21,803,405
	Issued to Grand American Bank Trust	17,000,000
	Balance 10/31/95	38,803,405
	Issued to Grand American Bank Trust	47,958,512
	Issued to Joseph Witzman	3,266,960
	Balance 10/31/96	90,028,877
	Issued under SEC Regulation "S"	222,000
	Balance 10/31/97	90,250,877

12	LOANS PAYABLE-This represents the amount owing to Dolores M Kelly Successor
Trustee of the Kelly Family Exemption, UDT dated January 19, 1984, due
January 1, 1997, and personally guaranteed by Fred Cruz, President of
Continental Wellness Casinos (formerly Grand American International
Corporation).  This was paid in March, 1997.

13	Unsecured and unrecorded personal loans of prior years were paid for the year ended, December 31, 1997 These accounts were charged to Deferred Charges and Other Assets.

14	CAPITAL IN EXCESS OF PAR
It is the excess of Total Assets over Liabilities and Common Stock "A" and "B"

15	CHNNGE OF NAME OF END OF ACCOUNTING YEAR

The Board of Directors adopted on December 22, 1997 the following resolutions:
a) The name of the Company was changed to Continental Wellness Casinos Trust
	A Real Estate Investment Trust
b) The accounting year was changed from October 31 December 31

16	The March 31, 1998 quartely balance sheet was per my
unaudited report.

17.	On March 18, 1998 the Company signed a Letter of Intent
to purchase the Maxim Hotel and Casino Las Vegas, Nevada for $45,000,000. The hotel has total revenue of $66,000,000 and net income of $6,000,000.

18.	On March 14, 1998 the Company signed a Letter of Intent
	to purchase the Desert Inn Hotel and Casino Las Vegas, Nevada for $400,000,000. The hotel has total revenue of $142,700,000 and the EBITDA of $25,000,000.

19.	On April 8, 1998 the Company signed an offer to purchase
all the issued and outstanding shares of common stock of Riviera Holding Corporation, operators of the Riviera Hotel and Casino Las Vegas, Nevada at the rate of $15.00 per share to all stockholders of record. The Riviera Holding Corporation has a total revenue of $40,931,000 and net income of $4,838,000.

INDEX





	Page


Report on Projected Income Statement	1


Projected Income Statement	2

To the Board of Directors and Stockholders
Continental Wellness Casinos Trust
  A Real Estate Investment Trust
Las Vegas, Nevada

I have assembled, from information provided by management, the forecasted statement of income for the year ended, December 31, 1998.

This projection is prepared for the acquisition of a hotel, casino and Life Extension Program in Las Vegas, Nevada. This financial forecast omits the summary of significant accounting policies. I have not compiled or examined the forecast and express no assurance of any kind on it. Furthermore, there will usually be differences between the forecasted and actual results because events and circumstances frequently do not occur as expected, and those differences may be material. I have no responsibility to update this report for events and circumstances after the date of this report.





LUIS R. HIDALGO, Jr.
Certified Public Accountant


March 15, 1998

CONTINENTAL WELLNESS CASINOS TRUST
A
REAL ESTATE INVESTMENT TRUST
PROJECTED INCOME STATEMENT
For the year ended, December 31, 1993

INCOME:	(Dollars In Thousands)

	Life Extension Membership Club		$  100,000

	Hotel and Casino, Las Vegas, Nevada	75,000

	Gold and Silver Mine Properties	150,00

	Miscellaneous Income	25,000

		Total Income	350,000

EXPENSES:

	Life Extension Membership Club	61,704

	Hotel and Casino, Las Vegas, Nevada	51,200

	Gold and Silver Mines Properties	41,200

	Other Expenses	754

		Total Expenses	154,858

		Net Income	$  195,142

CONTINENTAL WELLNESS   CASINOS TRUST

ITEM 2	Management's Discussion and Analysis of
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






CONTINENTAL WELLNESS CASINOS, INC.

By	(S)		FRED CRUZ			DATED: 4/11/98
Fred Cruz
	President and Chief Executive

Officer



By	(S)		FERNANDO JUAN			DATED: 4/11/98
Fernando Juan
	Vice President and Chief

Financial

GEOLOGIC EVALUATION OF GOLD CLAIMS

IN



PLUMAS COUNTY, CALIFORNIA

EXHIBIT "A"

STICKEL & ASSOCIATES
P.O. Box 91, Tustin, Ca.  92681	(714)751-4742



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

 PRESENCE OF GOLD AND SILVER

Reference 2 indicates that there is a conservative 10,000,000 tons of hard rock ore reserves. Rock Chip and channel samples were obtained from 10 to 50 foot sections of road cuts and outcrops on these claims and it is reported - assayed high in gold (Au). The highest gold value was 2.80 oz /ton, however, the overall average was .7 oz/ton. Silver (Ag) ranged from a trace to
2.62 oz/ton. These values varied greatly, depending upon the freshness of the outcrop. Assays also indicated the presence of platinoid. Total amount of gold and silver in these claims is 7,000,000 oz. of gold and 19,000,000 oz. Of silver. These figures were compiled from data presented in Reference 2.

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