Form 10-Q
period 1998-06-30
CONTINENTAL WELLNESS CASINOS TRUST
filed 1998-09-04
CIK 887531

SECURITIES AND EXCHANGE C012415510N
                        Washington, D.C. 10549

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                             Commission file number
     June 30, 1998                                 0-2 0217


        (Exact name of registrant as appended in its charter)


                  CONTINENTAL WELLNESS CASINOS TRUST


        (State or other jurisdiction of
        incorporation or organization)     (I.R.S. Employer identification No.)
        Nevada                              84-068750

         (Address of principal executive offices) (Zip Code)

                      2205 Purple Majesty Court
                       Las Vegas, Nevada 89117
                   (Registrant's telephone number,
                         including area code)
                              (702) 240



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        [S][C]                                          [C]<TABLE-ONE>
        Title of Class                                   June 30, 1998

        Common Class "A"                                   90, 250,877

        Common Class "B"                                   5,266,960


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





                  CONTINENTAL WELLNESS CASINOS TRUST
                                  A
              REALESTATE INVESTMENT TRUST BALANCE SHEETS
                   JUNE 30, 1998 AND JUNE 30, 1998

        (TABLE> 2                                        [C]      [C]
                                                   June 30,     June 30,
        (S>                                        1998         1997
                              [CAPTION] (Dollars In Thousands)

        ASSETS
        Gold in storage (Note 2)                  $   27,317    $27,317

        Investment in stocks                                      0,175


        Deferred charges and other assets (Note 3)
        Deferred mining exploration costs and
        Deferred operating expenses                        5,534     3,365

Proven reserves (Note 5)
Gold                                             2,032,380         2,665,600
Silver                                             112,955         91,580
Total assets                                   $ 2,178,186         $2,787,862

Loans payable (Note 12)

STOCKHOLDERS' EQUITY                                                    31
Common stock, Class "A" $0.003 par value
Authorized shares-500,000,000
Issued and outstanding-90,250,877 in 90,028,877 in     271             270

Common stock, Class "B" no par value, with a stated
value of $1.00 per share.
Authorized shares-50,000000 in1998 and 1997
Issued and outstanding-5,266,960 in 1998 and 1997    5,266           5,266

Capital in excess of par (Note 14)                 2,172,649      2,782,295

Total Liabilities and Stockholders' equity     $ 2,178,186      $ 2,787,862


        See accompanying notes to Financial Statements.
        June 30, 1998




                                CONTINENTAL WELLNESS CASINOS TRUST
                                                A
                                   REAL ESTATE INVESTMENT TRUST
                                     Statement of Cash Flows
                               For the quarter ended June 30, 1998



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

        Cash and cash equivalents at end of year                         $

        See accompanying notes to Financial Statements



                  CONTINENTAL WELLNESS CASINOS TRUST
                                  A
                    REAL ESTATE IN VESTMENT TRUST
                    NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Description of Business - The Company is engaged in the mining development industry Since October 22, 1974. The Company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and is engaged in the exploration of said mines for the production of precious metal like gold and silver. The Company also applied for a license in Las Vegas, Nevada to conduct Life Extension programs and to operate hotels and casinos.

   Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U. S. dollars using exchange rates.

   Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

2.   GOLD IN STORAGE AT BONDED WAREHOUSE
  On October 9, 1990, the Company deposited at NDS, United States Customs Bonded Warehouse located at 19801 So. Santa Fe Ave., Rancho Dominguez.California, 90221, six (6) 55 gallon-drum containers of gold dust (powder form) 999.5 pure weighing 76.112 troy ounces with a value of $27,316,600 based on the gold floor price of $358.90 per troy ounce. The market values of gold per troy ounce as of June 30, 1998 and June 30, 1997 are $290.34 and $380.80. respectively. At these prices, the gold in storage would carry fair market values of $22,09S.358 in 1998 and 528,983,450 in 1997.

3.   DEFERRED CHARGES AND OTHER ASSETS
          This consists of
          In Thousand Dollars
 Deferred Mining Exploration Costs                                 $ 3,253
 Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation.
 On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

 Deferred Operating Expenses
 Related to additional sale of Common "A" shares
     (See Statement of Cash Flows)                                  $ 1,480
    Prior years expenses                                               801
          Total Operating Expenses                                     2281
          Total Deferred Charges and Other Assets                   $  5,534.

     4.   DEFERRED MINING EXPLORATION COSTS
          Deferred mining exploration costs were incurred in prior years with the amounts being estimate based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. In On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

     5.   RELATED PARTY TRANSACTIONS
          Grand American Bank Trust owns approximately 60% of the Company's Class "A" common stock as of

     6.   PROVEN GOLD AND SILVER RESERVE
          The process of estimating mineral reserves is very complex, requiring significant subjective decision in the evaluation of available geological, engineering, and economic data for each reserve. The data for a given reserve may change substantially over time as a result of additional development activity, production under varying economic conditions, etc.
          Consequently, material revision to the existing reserve estimates may occur in the future. Although, every reasonable effort was made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the ubjective decision required, the variances in the available data for various reserves, make these estimates generally less precise than other estimates in connection with financial disclosure Proven reserves are estimated quantities of gold and silver which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reserves under existing economic and operating conditions.

          Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces 01 silver The values of these reserves based on average market prices as of December 31, 997 and October 31, 1996 are as follows;

                       3                           06/30/98            6/30/97
                                                       (Dollars in Thousands)
Gold         7,000,000 troy ounces
                  @$290.34/troy ounce                        $2,032,380
   @$380.80/troy ounce                                       $2,665,600

Silver      19,000,000 troy ounces
       @$5.945/troy ounce                             112,955
       @$4.82/troy ounce                        _____________         91.580

                                                   $2,145,335     $2,757,180

7.  STOCKHOLDERS' EQUITY:
    The Company is authorized to issue 50,000,000 shares of no par value
    Class "B" shares. The Company gave authority to its Board of Directors to issue such Class"B" stock in one or more series, and to fix the number of shares in each series, and all designations, relative rights, preferences and limitations of the stock issued in each series As of April 13, 1994, the Board of Directors had exercised the authority granted.

8.  CONTINGENCIES.
    The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.

9.   TAXES.
     The Company has not filed a federal income tax return because there are no earnings to report
10. The Secretary of the State of Colorado Corporation Office approved the following on June 6, 1996:

  a) The name Grand American international Corporation be changed to Continental Wellness Casinos, Inc.
  b) The authorized capital stock, common shares Class "A" of the Company be increased from 100,000,000 shares to 500,000,000 shares with a $0.003 par value per share
11.   ACQUISITION OF A HOTEL AND CASINO IN LAS VEGAS, NEVADA
      The Company is in the process of concluding the purchase of the Maxim
      Hotel and Casino in Las Vegas, Nevada, an 800-room hotel and casino

12.   THE INCREASE OF THE ISSUED AND OUTSTANDING CLASS "A" COMMON SHARES
      The Company on December 6, 1995 by Company Resolution approved the issuance of 47,958.512 common "A"shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust.

      The Grand American Bank Trust could not accept the shares until a legal opinion is given by the Regulators.

      The Legal opinion was given on February 15, 1996 and the 47,958,512 class "A" shares were issued to Gand American Bank Trust in April 1996 by American Securities Transfer, Inc . transfer agent. The Company by Certificate of Resolution that was approves on March 22, 1996 issued 3,266,960 class A" restricted common shares to Joseph Witzman in payment of the Company's obligation to him of $180,953 75.

         The outstanding shares in 1997 of 90,250,877 and 90,028,877 in 1996 consist of
               Balance 1/31/94                                    21,803,405
               Issued to Grand American Bank Trust               1 7,000,000
               Balance 10/31/95
   38,803,405
               Issued to Grand American Bank Trust                47,958,512
               Issued to Joseph Witzman                            3,266,960
               Balance 10/31/96                                   90,028,877
               Issued under SEC Regulation "S"                       222.000
               Balance 10/31/97                                   90,250,877


13.   LOANS PAYABLE-This represents the amount owing to Dolores M Kelly
      Successor Trustee  of the Kelly Family Exemption, UDT dated January 19,
      1984, due January 1, 1997, and personally guaranteed by Fred Cruz,
      President of Continental Wellness Casinos (formerly  Grand American
      International Corporation). This was paid in March, 1997

14. Unsecured and unrecorded personal loans of prior years were paid for the year ended. December 31. 1997. These accounts were charged to Deferred
      Charges and Other Assets

15.   CAPITAL IN EXCESS OF PAR- It is the excess of Total Assets over
      Liabilities and Common Stock "A" and "B"

16.   CHANGE OF NAME OF END OF ACCOUNTING YEAR

      The Board of Directors adopted on December 22. 1997 the following resolutions
      a)      The name of the Company was changed to Continental Wellness
              Casinos Trust A Real Estate Investment Trust
      b)      The accounting  year was changed from October 31 December 31.

17.   The June 30, 1998 quarterly balance sheet was per my unaudited report.

18.   On March 18, 1998 the Company signed a Letter of Intent to purchase the
      Maxim Hotel and Casino Las Vegas, Nevada for $45,000,000. The hotel has total revenue of $66,000,000 and net income of $6,000,000.

19.   On March 14, 1998 the Company signed a Letter of Intent to purchase the
      Desert Inn Hotel and Casino Las Vegas, Nevada for $400,000,000. The hotels total revenue of $142,700,000 and the EBITDA of $25,000,000.

20. On April 8, 1998 the Company signed an offer to purchase all the issued and outstanding shares of common stock of Riviera Holding Corporation, operators of the Riviera Hotel and Casino Las Vegas, Nevada at the rate of $15.00 per share to all stockholders of record. The Riviera Holding
      Corporation has a total revenue of $40,931,000 and net income of $4,838,000.





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




LUIS R. HIDALGO, Jr.
Certified Public Accountant


June 30, 1998










                  CONTINENTAL WELLNESS CASINOS TRUST
                                  A
                     REAL ESTATE INVESTMENT TRUST
                      PROJECTED INCOME STATEMENT
                For the year ended, December 31, 1998





INCOME:                                                (Dollars in Thousands)

     Life Extension Membership Club                                $ 100,000

     Hotel and Casino, Las Vegas, Nevada                              75,000

     Gold and Silver Mine Properties                                 150,000

     Miscellaneous Income                                             25,000

          Total Income                                               350,000


EXPENSES:

     Life Extension Membership Club                                  61,704

     Hotel and Casino, Las Vegas, Nevada                             51,200

     Gold and Silver Mines Properties                                41,200

     Other Expenses                                                     754

          Total Expenses                                            154,858

          Net Income                                              $ 195,142


                  CONTINENTAL WELLNESS CASINOS TRUST

ITEM 2    Management's Discussion and Analysis ofFinancial Condition and
          Results of Operations


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

Liquidity and Capital Resources

The expansion and diversification of the Registrant's business has occurred selectively for the past two years through the development of the Registrant's mines for the production of gold and silver and other precious metals. The
Registrant is in the organization of their Longevity Center, a Wellness Resort for Life Extension. The strategic and aggressive growth program enables the Registrant to provide future earnings for the Company. The Registrant is confident that the organization program of the Longevity Center, a Well Resort for Life Extension will increase sales and resulting cash flow.




PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          As of                   the Company was not a party to any material
          legal proceedings other than ordinary routine litigations incidental to its business.

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

          (b) Reports on Form 8-K

              (1)    Amendment No. 7, dated March 26, 1998





SIGNATURES


Pursuant to the requirements of Section 13 of 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                  CONTINENTAL WELLNESS CASINOS, INC.



               By (S)      FRED CRUZ                 DATED: August 24, 1998
                                       Fred Cruz
                                       President and Chief Executive Officer



               By (S) FERNANDO JUAN                   DATED: August 24, 1998
                                       Fernando Juan
                                       Vice President and Chief  Financial








                  GEOLOGIC EVALUATION OF GOLD CLAIMS

                                  IN

                      PLUMAS COUNTY, CALIFORNIA
                             EXHIBIT "A"



STICKEL & ASSOCIATES
P.O. Box 91, Tustin, CA 92681                               (714) 751


May 14, 1985


Minerals, Mining and Energy Corp.
7750 El Camino Real, Suite K
Rancho La Costa, California 92008


Attention:    Stewart Douglas, President

Subject:       Review of Literature and Inspection of Gold Claims in Plumas
               County, California, Black-hawk, Alan, MMC and Dean Lode Claims conconsisting of 750 acres.


References:    1)  Geology of the Pulga and Bucks Lake Quadrangles, Butte and
                   Plumas Counties, California, USGS Prof. Paper 731, date 1973.

               2)  Examination and Sampling of the Blackhawk and  Section 13
                   Claims, Plumas  County,  California, by Win. H. Bird, date
                   June 1, 1976.

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

Very truly yours,

STICKEL & ASSOCIATES

By   (S) J. F. STICKEL
          J.F. STICKEL RG 2999

JFS/hr




April 25, 1986

It is our opinion that the described and proven indicated" ore reserves are based on data as described above.



STICKEL & ASSOCIATES


By (S) J.F. STICKEL
       J.F. STICKEL,

RG 2999


