Form 10-Q
period 1998-09-30
CONTINENTAL WELLNESS CASINOS TRUST
filed 1998-10-13
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 10549

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                             Commission file number
     September 30, 1998                                 0-2 0217


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

        Title of Class                                   September 30, 1998

        Common Class "A"                                   90, 250,877

        Common Class "B"                                   5,266,960

                        CONTINENTAL WELLNESS CASINOS TRUST

                                         Index

   Part I    FINANCIAL INFORMATION                                     Page

       Item 1    Financial Statements

                 Consolidated Balance Sheets                             4

                 Consolidated Statements of Operations                   4

                 Consolidated Statements of  Cash Flows                  5

                 Notes to Consolidated Financial Statements              6

       Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations                   10

  Part II   OTHER INFORMATION

       Item 1    Legal Proceedings                                      11

       Item 2    Changes in Securities                                  11

       Item 3    Defaults upon Senior Securities                        11

       Item 4    Submission of Matters to a Vote of Security Holders    11

       Item 5    Other Information                                      11

       Item 6    Exhibits and Reports on Form 8-K                       11

                  CONTINENTAL WELLNESS CASINOS TRUST
                                  A
                    REALESTATE INVESTMENT TRUST

                           BALANCE SHEETS

              September 30, 1998 and September 30, 1997


                                                September 30, September 30,
                                                  1998         1997
                                                 (Dollars In Thousands)

        ASSETS
        Gold in storage (Note 2)                $   27,317    $27,317

        Investment in stocks                             0          0

        Deferred charges and other assets (Note 3)

           Deferred mining exploration costs and
           Deferred operating expenses               5,534      3,365

        Proven reserves (Note 5)
           Gold                                  2,074,800  2,335,200

           Silver                                  101,080     98,800

        Total assets                           $ 2,208,731 $2,464,682

        Loans payable (Note 12)                          0         31

        STOCKHOLDERS' EQUITY

         Common stock, Class "A" $0.003 par value
         Authorized shares-500,000,000
         Issued and outstanding-90,250,877            271         270

         Common stock, Class "B" no par value,
         with a stated value of $1.00 per share.
         Authorized shares-50,000,000 in 1998
         and 1997. Issued and outstanding-
         5,266,960 in 1998 and 1997                 5,266       5,266

         Capital in excess of par (Note 14)     2,203,194   2,459,146

        Total Liabilities and Stockholders'
         Equity                               $ 2,208,731 $ 2,464,682


        See accompanying notes to Financial Statements.
        September 30, 1998

                    CONTINENTAL WELLNESS CASINOS TRUST
                                    A
                       REAL ESTATE INVESTMENT TRUST

                         Statement of Cash Flows
                 For the quarter ended September 30, 1998



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

  See accompanying notes to Financial Statements
  September 30, 1998

                  CONTINENTAL WELLNESS CASINOS TRUST
                                  A
                    REAL ESTATE INVESTMENT TRUST

                    NOTES TO FINANCIAL STATEMENTS

   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - The Company was engaged in the mining development industry Since October 22, 1974. The Company has owned and operated thirty nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and engaged in the exploration of said mines for the production of precious metals like gold and silver. More recently, the Company has applied for a license in Las Vegas, Nevada to conduct Life Extension programs and to operate hotels and casinos.

      Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U.S. dollars using exchange rates.

      Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.There are no plans currently in effect to re-open mining operations.

   2. GOLD IN STORAGE AT BONDED WAREHOUSE

      On October 9, 1990, the Company deposited at NDS, United States Customs Bonded Warehouse currently located at 19801 So. Santa Fe Ave., Rancho Dominguez.California, 90221, six (6) 55 gallon-drum containers of gold dust (powder form) 999.5% pure weighing 76,112 troy ounces with a value of $27,316,600 based on a gold floor price of $358.90 per troy ounce.
      The market values of gold per troy ounce as of September 30, 1998 and September 30, 1997 are $296.40 and $333.60, respectively. At these prices the gold in storage would carry fair market values of $22,559,596 on September 30, 1998 and $25,390,963 on September 30, 1997.

   3. DEFERRED CHARGES AND OTHER ASSETS
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

          Deferred Operating Expenses
          Related to additional sale of Common "A" shares
          (See Statement of Cash Flows)                  $ 1,480
          Prior years expenses                               801
          Total Operating Expenses                                2281

          Total Deferred Charges and Other Assets             $  5,534

   4.  DEFERRED MINING EXPLORATION COSTS
          Deferred mining exploration costs were incurred in prior years with the amounts being estimate based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. In On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising thereto.

   5.  RELATED PARTY TRANSACTIONS
          The Company is not 50% owned by 5 or fewer individuals.

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

         Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of September 30, 1997 and September 30, 1998 are as follows;

                                               9/30/98            9/30/97
                                                (Dollars in Thousands)

        Gold         7,000,000 troy ounces
                     @$296.40/troy ounce     $2,074,800
                     @$3333.60/troy ounce                      $2,335,200

        Silver      19,000,000 troy ounces
                    @$5.320/troy ounce          101,080
                    @$5.200/troy ounce      _____________          98,800

                                             $2,175,880        $2,434,000

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

   11.  ACQUISITION OF A HOTEL AND CASINO IN LAS VEGAS, NEVADA
        The Company is in the process of purchasing a hotel and casino in Las Vegas, Nevada, with at least 800 rooms.

   12.  THE INCREASE OF THE ISSUED AND OUTSTANDING CLASS "A" COMMON SHARES
        The Company on December 6, 1995 by Company Resolution approved the issuance of 47,958.512 common "A"shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust. 47,958,512 Class "A" shares were issued to Gand American Bank Trust in April 1996 by American Securities Transfer, Inc., the Company's transfer agent. Grand American Bank Trust has since distributed the shares to its Beneficiaries.
        The Company by Certificate of Resolution that was approved on March 22, 1996 issued 3,266,960 class A" restricted common shares to Joseph Witzman in payment of the Company's obligation to him of $180,953 75.

   13. Unsecured and unrecorded personal loans of prior years were paid in the year ended December 31, 1997. These accounts were charged to Deferred Charges and Other Assets.

   14. CAPITAL IN EXCESS OF PAR- It is the excess of Total Assets over Liabilities and Common Stock "A" and "B".

   15.  CHANGE OF NAME OF END OF ACCOUNTING YEAR

        The Board of Directors adopted on December 22, 1997 the following resolutions:
        a) The name of the Company was changed to Continental Wellness Casinos Trust.
        b) The accounting  year was changed from October 31 to December 31.

   16. The September 30, 1998 quarterly balance sheet is per an unaudited report.

                  CONTINENTAL WELLNESS CASINOS TRUST

ITEM 2 Management's Discussion and Analysis ofFinancial Condition and Results of Operations


Results of Operations

Summary of significant Accounting Policies

Nature of the Business: Continental Well Casinos Trust, a Nevada real estate investment trust was originally incorporated in Colorado on October 29, 1974, as Minerals Mining Corporation. The name was first changed to Grand American International Corporation, then Continental Wellness Casinos Corp., and then the form of the Company was changed to a real estate investment trust in Nevada December 22, 1997, and the present name was adopted. The Company had been engaged in the discovery and development of precious metals with mining properties located at Quincy, Plumas County, California. The Company has 750 acres of land where 39 unpatented mineing claims are located. All assessment work has been done at the mines and all reports have been filed with the Bureau of Land Management, Sacramento, California and the County of Plumas in accordance with the mining rules and regulations. The Company has permits to operate the mines from the United States Forestry Department, Quincy, California. The Company presently does not intend to re-open mining operations to recover the gold and silver in the proven reserves, and will not do so until the price of gold increases significantly.

The Company is in the process of getting its live longer center, a longevity members association, with the purpose of making people live longer by using preventive medicine with genes testing for discovery of predominant illness in the different subjects and repair defective genes by genetic engineering followed with a program of exercise and nutrition. The hotel's guests sign a long term rental agreement for a room or suite at the Company's resort hotel and casino for a week or two per year for a period of ten years, payable in advance, and also receive one week of care at the center. The rental cost is $ 1,000.00 per week per year per guest.

Liquidity and Capital Resources

The expansion and diversification of the Registrant's business has occurred selectively for the past two years through the development of the Registrant's mines for the production of gold and silver and other precious metals. The Registrant is organizing its longevity center, a wellness resort for life extension. The strategic and aggressive growth program enables the Registrant to provide future earnings for the Company. The Registrant is confident that the program of long term room rentals in a resort hotel and casino in conjunction with a longevity center, will increase sales and produce a positive cash flow.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          As of September 30, 1998 the Company was not a party to any material legal proceedings other than ordinary routine litigations incidental to its business.

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




                  CONTINENTAL WELLNESS CASINOS, INC.



               By (S)      FRED CRUZ                 DATED: October 8, 1998
                                       Fred Cruz
                                       President and Chief Executive Officer



               By (S) FERNANDO JUAN                   DATED: October 8, 1998
                                       Fernando Juan
                                       Vice President and Chief  Financial

                  GEOLOGIC EVALUATION OF GOLD CLAIMS
                                  IN
                      PLUMAS COUNTY, CALIFORNIA


                              EXHIBIT "A"


                         STICKEL & ASSOCIATES
                    P.O. Box 91, Tustin, CA 92681
                            (714) 751-4742


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

Very truly yours,

STICKEL & ASSOCIATES

By   (S) J. F. STICKEL
          J.F. STICKEL RG 2999

JFS/hr

April 25, 1986

It is our opinion that the described and proven indicated ore reserves are based on data as described above.



STICKEL & ASSOCIATES


By (S) J.F. STICKEL
       J.F. STICKEL,

RG 2999