Form 10-K
period 1998-12-31
COUNTRYLAND WELLNESS INTERNET NETWORK TRUST
filed 1999-04-14
CIK 887531

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-K


             REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933



                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST
            (Exact name of registrant as specified in its charter)

       NEVADA                     84- 0687501              0-20217
    (State or jurisdiction of     (IRS Employer            SEC Registration
    incorporation or              Identification No.)      Number
    organization)

         2205 Purple Majesty Court, Las Vegas, Nevada  89117-2747
         Telephone Number (702) 240-4408 Fax Number (702) 240-4345
       (Address and telephone number of principal executive offices)

   FORMER COMPANY:
       FORMER CONFORMED NAME:   GRAND AMERICAN INTERNATIONAL CORPORATION
       DATE OF NAME CHANGE:     19960606

   FORMER COMPANY:
       FORMER CONFORMED NAME:   CONTINENTAL WELLNESS CASINOS, INC.
       DATE OF NAME CHANGE:     19971222

   FORMER COMPANY:
       FORMER CONFORMED NAME:   CONTINENTAL WELLNESS CASINOS TRUST
       DATE OF NAME CHANGE:     19981216

   STANDARD INDUSTRIAL CLASSIFICATION: Mining, Wellness Hotels and Casinos

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

   Name of each Exchange on which registered:  None.

   Title of each class of securities registered pursuant to Section 12 (g) of the Act: Equity Stock, $.003 Par Value (Class A) and No Par Value (Class B).

   Indicate by check mark wether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
   YES__X__  NO____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K.
   YES___  NO_X_

   The agregate market value of the voting stock held by non-affiliated of the registrant is none; there are no affiliates owning any stock of registrant. See Item 5. Market for Registrant's Common Equity and Related Matters.

   The number of shares of common stock outstanding as of December 31, 1998 was 90,250,877 (Class A) and 5,266,960 (Class B).

   Documents Incorporated by Reference: See Exhibit Index 3.

   ITEM 1. BUSINESS

   In this report the term "the Company" refers to Countryland Wellness Internet Network Trust individually, or as a trust, as the content requires. The Company owns 39 unpatented mining claims and one mill site covering approximately 750 acres in Quincy, Plumas County, California about 8 miles from Quincy, California. The properties contain gold and silver ores with ample proven reserves.

   ITEM 2. PROPERTIES

   The mining properties described above are located on Buck Lake Road, approximately 8 miles from Quincy, California, in the High Sierra Mountains.

   ITEM 3. LEGAL PROCEEDINGS

   There are no legal proceedings to report.

   ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

   No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   The principal United States market in which the Company's equity stock is traded is none at present. There is no other trading market. The following table sets forth periods indicating the range of the high and low bid quotations for the Company's common stock as reported. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.
   The common stock has traded on the "pink sheets" maintained by the National Quotation Bureau and on the NASD's Electronic Bulletin Board since April 25, 1976. The following table gives the high and low bid prices since
   December 31, 1997 reported by the market makers of the Equity Units. The Company does not believe that trading of its Equity Units currently is reflective of an established trading market.

                    1998              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1997              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       6 3/8           7
                    3rd Quarter       6 1/2           7
                    4th Quarter       6 5/8           7


                    1996              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1995              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1994              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1993              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1992
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

    Company trading is pending approval. As of December 31, 1998, there were approximately 575 holders of Company Equity Units. No trading or volume is available because the Equity Units are waiting for approval from an appropriate Stock Exchange before starting to trade. In 1997, some shares were traded under Regulation S on the Taipei, Taiwan OTC Market by New City Trading Co., Ltd.

ITEM 6. SELECTED FINANCIAL DATA (NOT COVERED BY THE INDEPENDANT AUDITOR'S
        REPORTS)

                     Year Ending December 31, 1998

   As of the end of the period: (Dollars in thousands, except per share)

1994             1995             1996            1997            1998

Total assets:
$25,841       $25,841          $30,682        $ 1,555,541      $2,672,379

Working capital:
$ .00         $ .00            $ .00          $16,432          $16,432

Long term debt & capital lease obligation:
$ .00         $ .00            $ .00          $28,284          $34,214

Shareholder's equity:
$25,759       $25,841          $30,348        $1,493,240       $2,672,379

Book value per share:
$0.65         $0.65            $0.34          $17.23           $29.61

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company was incorporated on October 29, 1974, and changed to its current trust structure on December 16, 1998. The company has been engaged in the discovery and development of precious metals mining of properties located in Quincy, Plumas County, California, where it owns 39 unpatented mining claims on 750 acres of land. All assessment work has been done at the mines and all reports have been filed with the Bureau of Land Management in Sacramento, California and the County of Plumas in accordance with mining rules and regulations. The company has a permit to operate on small scale the mines from the United Sates Forestry Department, Quincy, California. The company intends to go into a large scale mining venture to recover more gold and silver from its proven reserves as soon as the price of gold increases in value.
The results will be increased gross revenues and liquidity. As a small scale operation, the Company is limited to mining 200 tons of ore per day.

   The Company is in the process of establishing a Life Extension Center, a Longevity Members Association, for the purpose of helping people live longer by using preventive medicine coupled with gene testing to discover and treat disease, and to repair genes through use of genetic engineering followed with a program of exercise and nutrition. The member signs for a week per year for period of ten years and receives one week of care at the center each year.
The cost for this program is $1,000.00 per year per member making it an attractive way to reduce the cost of medical treatments. This program will have a material impact on the Company's short and long term liquidity.
The Life Extension Program will prevent people from getting sick, and therefore will reduce the cost of medical treatments by preventing diseases.

   With its merger with China International Packaging Leasing Co., Ltd., the Company is also now engaged in the equipment leasing business.

   Income taxes are provided for on income for the period in which items of income and expense are earned or incurred regardless of when they are recorded for income tax purposes. In December 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" (FASB). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1994. The Company has adopted FASB 109 for its fiscal year ended December 31, 1998. The adoption of FASB 109 is not expected to have an adverse impact on the Company's financial position.

   No known trends, events, or uncertainties will have any material effect on the net sales of the Company.

   There are no seasonal aspects that will affect the Company's financial condition or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial Statement and supplementary data of the Company are located in adjacent pages and are listed and included under Item 14. Exhibits which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There are no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The By-Laws of the Company provide that the number of Directors constituting the entire Board shall be nine. Directors are elected at each annual meeting of shareholders and serve until the next annual meeting of stockholders, and until their successors have been elected and qualified. The Company held an annual meeting of shareholders on August 22, 1996, and since then one Director died, and the vacancy on the Board has not been filled.

   The officers serve at the pleasure of the Board of Directors, however currently there is no executive officer of the Company who is not also a Director. Biographical information for the directors and executive officers of the Company is as follows:

                  NAME           AGE    TITLE

                  Fred Cruz      76     President and Chief Executive
                                        Officer, Chairman and Trustee

                  Rick Eriksen   41     Chief Financial Officer, Vice
                                        President, Secretary and Trustee


   Identified herein are all directors and executive officers of the Company. The information set forth as to each Director and Executive Officer has been furnished by such person.

   Fred Cruz, 76, is and has been since October 1987, a director, chairman of the board, and president of the company. Cruz holds two doctorate degrees, Doctor of Podiatric Medicine, which he received from the California College of Podiatric Medicine in San Francisco, California, and Doctor of Medicine, which he received from the Saltillo Medical School, Inter-American University in Coahuela, Mexico, in 1981.

   Cruz had operated many medical clinics in the State of California and at present is retired from his profession but he has engaged in many business ventures and has been working with precious metals for the last 30 years.
Cruz no longer has a license to practice Medicine or Podiatry as he is retired.

   RICK ERIKSEN, 41, Experience April 1996 to February 1998, National Sales Manager, Partners Across America, Altamonte Springs, Florida, April 1995 to March 1996--was a Licensed Real Estate Agent, Marriot Vacation Club International (MVCI) Newport Beach, California and Pacific Monarch Resorts, Laguna Hills California; November 1990 to April 1995 Commercial Investment Real Estate Agent Marcus & Millichap, Inc., of California Newport Beach, California, July 1994 to April 1995 Century 21, Irvine/Santa Ana, California; February 1985 to October 1990 Commodity Futures Broker for Clayton-Balfour Brokerage, Irvine, California; Credentials California Real Estate License #01102626 issued February 11, 1991 and renewed on March 14, 1999.

DONALD STUDER, age 68, Attorney at Law, in practice since January 9, 1969. Experience in contract law, corporate law, labor law and business administra-tion. President and Director of Grand American International Corporation from 1984 to present. Attorney and SubTrustee of Grand American Bank Trust from 1984 to present. Negotiated the acquisition of a full service bank in the United Arab Emirates. Engaged in the general practice of law, with emphasis on business, real-estate and labor law. Conducted a real estate brokerage for 3 years. Negotiated over 300 collective bargaining agreements. Represented clients in more than 300 each NLRB proceedings, State and Federal Court actions. Worked with Brundage, Williams & Zellman Law Firm in San Diego, California as a Staff Attorney, specializing in labor law. Opened own law office while still employed with Ryan Aeronautical Company as an electronic engineer. Handled over 1,000 cases including criminal, divorce, personal injury, probate, bankruptcy and contract matters. Member of Phi-Kappa Phi, Sigma Pi Sigma, Sigma Tau Sigma, Phi Beta Phi, State Bars of California and Louisiana. Listed in Who's Who in American Law (1st edition). Received a BS degree in Physics, with honors, from the University of Florida in April 1963, and a JD degree, Magna Cum Laude, from the University of San Diego in 1968.

MADRIGALE, ROBERT B., Baccarat / Mini Baccarat Floor Supervisor Mirage Hotel/Resort & Casino, Las Vegas, Nevada from January 1990 to Present, Baccarat Floor Supervisor Trump Plaza Hotel and Casino Atlantic City, New Jersey from January 1987 to January 1990, Dealer Trump Plaza Hotel and Casino, Atlantic City from 1983 to 1987, Dealer, Tropicana Hotel and Casino, Atlantic City, New Jersey from March 1982 to November 1983, Licensed by the Nevada Gaming Board, Special skills good leadership skilss, Excellent rapport with customers and fellows workers. Completed all Management classes offered at the Mirage Hotel and Casino, Las Vegas, Nevada.

STEIN, GARY, A well organized individual who possesses excellent people skills, that have established is leadership and respect among my peers and clients. Professional Gambling Industry Experience, November 1989 to present Mirage Resorts Hotel and Casino as Floor Casino Supervisor Baccarat, Blackjack, Roulette and Pai-Gow Poker. 1990 to present Community College of Souther Nevada, Adjunct Professor; Casino Management, July 1987 to November 1989 MGM Bally's, Casino Floor Supervisor, October 1985 to July 1987 Dealer, February 1984 to October 1985 Barbary Coast Hotel and Casino, Dealer, Education Community College of Southern Nevada A.A.S in Casino Management, graduated with Honors, University of Central Florida Majored in Finance, Long Island University Majored Marketing and Sullivan County Community College, A.A.S. in Business
Administration.   Licensed by the Nevada Gaming Board.

KLACSMANN, KARL L., Education: Clark County Community College Las Vegas, Nevada A.A.S degree in Hotel Management 1975, University of Nevada Las Vegas, B.A. degree Hotel Administration with majored on Casino Operations, Casino Management, Hotel and Casino Marketing, Matemathics of Casino Gamings, Survalance and Protection of Table Games. Work Experience: 1989 to present Mirage Hotel and Casino Las Vegas, Nevada, Casino Gaming Department, 1982 to 1989 Sands Hotel Las Vegas, Nevada, Casino Executive, 1981 to 1982 Claridge Hotel, Atlantic City, New Jersey, Casino Executive, 1980 to 1981 SAnd Hotel, Atlantic City, New Jersey, Casino Executive, 1973 to 1979 Dunes Hotel and Casino Las Vegas, Nevada Supervisory Manager of the Casino, 1972 to 1973 Stardust Hotel and Casino Las Vegas, Nevada Dealer, 1970 to 1972 Hacienda Hotel and Casino Las Vegas, Nevada Dealer, 1970 Completion of Nevada Gaming School, 1969 to 1970 Four Seasons Restaurant, New York City, Assistant to the Director of the hotel.

JOHN MAVROS, Mavros has a broad background on three continents involving the operations and sales of hotels and suite properties. Has held key management positions over a period of several years with the Westin Century Plaza Hotel in Los Angeles, opened the Westin Philippine Plaza in Manila, was general manager of the Grande Bretagne Hotel in Athens, Greece, served as Vice President and General Manager of the Registry Hotel Corporation in Irvine and Universal City, California, served as Senior Vice President of California Hotels Corporation. Mavros Is also a member or the University of Arizona Presidents Club, and holds a Certified Hotel Administrator designation from the Educational Institute of the American Hotel -Motel Association.

LEWIS AKMAKJIAN, 75, Graduate in business and financing with major in securities transactions and operations. Has been stockbroker since 1958 and worked as follows in the Securities Business: 1966, Toluca Pacific Securities Corporation, Manager, 1990 to 1995. H.J. Mayer and Company, Broker-Manager, 1975 to 1988. C.L., McKinne, broker and manager, 1972 to 1975. G.L. Bisbak as manager, 1958 to 1972. Foreman and company as Securities Broker Manager, 1955 to 1958. J. Logan and Company as stockbroker manager. Specialist securities analyst, broker/dealer, underwriting, selling and purchase of stocks and bonds. License CRD 2204 with approval granted in California National Association of Securities Dealers and New York Stock Exchange,

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth all cash compensation paid or accrued including bonuses paid or accrued, to the following persons during 1998, for services rendered in all capacities to the Company.

            Number of Individuals   Capacities in which       Cash
            or Number in Group      served during 1998

                  None                    None                None

   The Company pays no compensation to directors for services as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table shown below (1) contains certain information with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934), who are known to the Company to be beneficial owners (as that term is defined in rules and regulations of the Securities and Exchange Commission under Federal Securities Laws) of more than 5% of the Company's common stock. Three persons and one group are known to the Company to be the beneficial owner of 5% or more of the Company's common stock.

         Name and address of Beneficial Owner and Percentage of Shares:

         9%       Kari L. Cruz
                  2205 Purple Majesty Court
                  Las Vegas, NV 89117-2747

        12%       Estate of Frank Coberly
                  950 N. Cascade Dr. Apt. 201
                  Woodburn, OR 97071-3152

        10%       Joseph Witzman
                  5946 Soledad Mountain Road
                  La Jolla, CA 92037

        60%       Grand American Bank Trust
                  Estate Trust Organization
                  Geneva, Switzerland

                  All Officers and Directors as a group:

                  Fred Cruz 4,157,696 Class "A" shares or 4%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There are no "certain relationships and related transactions" involving the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT AND REPORTS

(a)   The following documents are filed as part of this report:

      1. Financial Statement and Supplementary Data

      An Independant Auditor's Report as of December 31, 1998 and 1997 will be filed as an Amendment to this report as soon as it has been received. Financial Statements.
      Balance Sheets as of December 31, 1998 and 1997.
      Notes to Financial Statements.

      2. Exhibits

      Geological Report covering the mining properties and proven reserves included in the Financial Statements.

(b)   Reports on Form 8-K:

      Amendment No. 8, dated April 8, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

By: /S/ Fred Cruz               Dated: April 13, 1999
        Fred Cruz, M.D.
        Chairman of the Board
        Chief Executive Officer

By: /S/ Rick Erikson            Dated: April 13, 1999
        Rick Erikson
        Secretary
        Chief Financial Officer




                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST


                                     INDEX

                                                  Page

              Intentionaly left blank ........... 1

              Balance Sheets December 31, 1998... 2-3
              and December 31, 1997

              Statement of Income................ 4

              Notes to Financial Statements...... 5-9

              Intentionaly left blank............ 10



                                 i.



Page 1. is intentionaly left blank for the Independant Auditors Report

                                 1.



               COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                       CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and December 31, 1997

                                                December 31,    December 31,
                                                    1997           1998

       ASSETS

          Cash on Hand  (Note 16)                  3,358            1,649
          Cash in Bank  (Note 16)              3,045,351        4,447,136

          Marketable Securities (Note 2)      27,317,000    1,122,300,816

          Accounts Receivable (Note 16)          156,165          161,381

       Total Current Assets (Note 16)         30,519,874    1,126,910,982

       Proven Reserves (Note 6)
          Gold                             2,032,380,000    2,051,000,000
          Less cost of mining (note 17)    - 616,000,000    - 616,000,000
          Net Gold Reserves                1,416,380,000    1,435,000,000

          Silver                             112,955,000       91,580,000
          Less cost of mining (Note 17)      - 1,672,000      - 1,672,000
          Net Silver Reserves                111,283,000       89,908,000

       Provision for bad debts (Note 16)         260,761          162,618

       Rental Receivables past due (Note 16)  24,843,000       20,327,000

       Total long time investments and        17,084,000       20,214,000
           receivables (Note 16)

       FIXED ASSETS

          Fixed Assets - Cost (Note 16)          100,894          115,311
          Less acumulated depreciation          - 95,612         - 98,099
          Fixed Assets net value                   5,282           17,212

       OTHER ASSETS

          Deferred Taxes Debit (Note 16)          93,253           93,253
          Unamortized Exchange Loss (Note 16)    445,578          503,833
          Total Other Assets  (Note 16)          488,819          547,086

       TOTAL ASSETS                        1,555,541,925    2,672,379,898



                                      2.


       LIABILITIES AND STOCKHOLDERS' EQUITY

       OTHER LIABILITIES

          Total Liabilities (Note 16)         28,284,000       34,214,00

       STOCKHOLDERS' EQUITY

       Common stock, Class "A" $0.003 par        271,000         271,000
       value Authorized shares-500,000,000
       Issued and outstanding-90,250,877
       in 1997; 90,250,877 in 1998

       Common stock, Class "B" no par value,   5,266,960       5,266,960
       with a stated value of $1.00 per share.
       Authorized shares-50,000,000 in 1997
       and 1998; Issued and outstanding
       5,266,960 in 1997 and 1998

       Capital Surplus (Note 16)              16,432,066      16,432,066

       Reserve Fund (Note 16)                  1,965,190       2,089,929

       Enterprise Expansion Fund (Note 16)       202,196         202,196

       Retained Earnings (Loss) (Note 16)     (9,879,971)     (1,439,715)

       Total Stockholders' Equity          1,493,240,592   2,612,464,060
         (Note 14)

       Total Liabilities and Stockholders  1,555,541,975   2,672,379,898
       equity

                  See accompanying notes to Financial Statements.



                                    3.




                            INCOME STATEMENT
                     For the years 1998 and  1997

                                              1997           1998

     Operating Revenue (Note 16)         $       .00     $      .00

     Operating Expenses (Note 16)          2,014,785      1,710,829

     Included interest expenses                  .00            .00

     Gross Operating Profits                     .00            .00

        Less General and Administrative    5,830,510      2,633,262
        Services (Note 16)

     Operating Profit (loss) (Note 16)   - 7,845,295    - 4,344,091

     TOTAL PROFIT (loss) (Note 16)       - 7,845,295    - 4,344,091

     NET INCOME (loss) (Note 16)         - 7,845,295    - 4,344,091

     PER SHARE INCOME (loss) (Note 16)      -$ .087        -$ .048


                  See accompanying notes to Financial Statements



                                    4.


                 COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                      NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
Description of Business - The Company was engaged in the mining development industry. Since October 22, 1974. the Company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and was engaged in the exploration of said mines for the production of precious metal like gold and silver. The Company is not now conducting any mining operations, and has no plan to re-open mining operations. The Company has applied for a license in Las Vegas, Nevada to operate a hotel and casino and conduct Life Extension programs.

Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U. S. dollars using exchange rates.

Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

2. MARKETABLE SECURITIES
Negotiable Warehouse Receipt No. 929 issued by Grand American Bank Trust dated December 9, 1998, with a value of $22,300,816; and eleven Bank Guarantees No. BG 1730/KB/98, BG 1734/KB/98, BG 1736/KB/98, BG 1777/KB/98, BG 1732/KB/98,
BG 1735/KB/98, BG 1737/KB/98, BG 1739/KB/98, BG 1775/KB/98, BG 1779/KB/98, and
BG 1778/KB/98, each in the amount of US $100,000,000.00, issued by PT Bank Negara Indonesia (Persero) Tbk. Head Office, Treasury Division, Jakarta, Indonesia.


3. DEFERRED CHARGES AND OTHER ASSETS
This consists of:                                         In Thousand Dollars
Deferred Mining Exploration Costs                              $ 3,253
Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation.
On April 13, 1996, the Company issued shares of stock valued at $3,252,669 to pay for its obligation arising therefrom.


                                   5.



Deferred Operating Expenses                                     1,479
related to additional sale of Common Class A shares

Prior years expenses                                               81

Total Operating Expenses                                        1,560

Total Deferred Charges and Other Assets                       $ 4,813


4. DEFERRED MINING EXPLORATION COSTS
Deferred mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation. In On April 13, 1996, the Company issued shares of stocks valued at $3,252,669 to pay for its obligation arising therefrom.

5. RELATED PARTY TRANSACTIONS
Grand American Bank Trust (GABT) owns approximately 60% of the
Company's Class "A" common stock as of December 31, 1998.

6. PROVEN GOLD AND SILVER RESERVES
The process of estimating mineral reserves is very complex, requiring significant subjective decision in the evaluation of available geological, engineering, and economic data for each reserve. The data for a given reserve may change substantially over time as a result of additional development activity, production under varying economic conditions, etc.

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

Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of December 31, 1998 and December 31, 1997 are as follows:


                                 6.

                                           12-31 -98      12-31-97
                                           (Dollars in Thousands)

  Gold (7,000,000 troy ounces)
    @$290.34/troy ounce                                  $2,032,380
    @$293/troy ounce                       $2,051,000

  Silver (19,000,000 troy ounces)
    @$5.945/troy ounce                                      112,955
    @$4.82/troy ounce                          91,580

  TOTAL                                    $2,142,580    $2,145,335

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

10. The Secretary of the State of Colorado Corporation Office approved the following on June 6, 1996:

     a) The name Grand American Intentional Corporation be changed to Continental Wellness Casinos, Inc.
     b) The authorized capital stock, common shares Class "A" of the Company be increased from 100,000,000 shares to 500,000,000 shares with a $0.003 par value per share.

11. ACQUISITION OF A HOTEL AND CASINO IN LAS VEGAS, NEVADA.
The Company is in the process of concluding the purchase of the El Rancho Hotel and Casino in Las Vegas, Nevada, an 1008 room hotel and casino.


                                    7.



12. THE INCREASE OF THE ISSUED AND OUTSTANDING CLASS "A" COMMON SHARES
The Company on December 6, 1995 by Company Resolution approved the issuance of 47,958,512 common "A" shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust.

The Grand American Bank Trust could not accept the shares until a legal opinion was given by the Regulators.

The Legal opinion was given on February 15, 1996 and the 47,958,512 class "A" shares were issued to Grand American Bank Trust in April 1996 by American Securities Transfer, Inc., transfer agent. The Company by Certificate of Resolution that was approved on March 22, 1996 issued 3,266,960 Class A restricted common shares to Joseph Witzman in payment of the Company's obligation to him of $180,953.75.

The outstanding shares consist of:

   Balance 1/31/94                        21,803,405
   Issued to Grand American Bank Trust    17,000,000

   Balance 10/31/95                       38,803,405
   Issued to Grand American Bank Trust    47,958,512
   Issued to Joseph Witzman                3,266,960

   Balance 10/31/96                       90,028,877
   Issued under SEC Regulation "S"           222,000

   Balance 10/31/97                       90,250 877

13. LOANS PAYABLE
Unsecured and unrecorded personal loans for prior years were paid for the year ending December 31, 1997. These accounts were charged to Deferred Charges and Other Assets.

14. CAPITAL IN EXCESS OF PAR
It is the excess of Total Assets over Liabilities and Common Stock
"A" and "B".

15. CHANGE OF NAME OF END OF ACCOUNTING YEAR

The Board of Directors adopted on December 22, 1997 the following resolutions:

                                   8.



a) The name of the Company was changed to Continental Wellness
Casinos Trust, a Real Estate Investment Trust.

b) The accounting year was changed from October 31 to December 31.

The Board of Trustees adopted, on December 16, 1998, the following resolutions:

a) The name of the Company was changed to Countryland Wellness Internet Network Trust.

b) The Company adopted a revised Trust Indenture discontinuing its Real Estate Investment Trust Status.

16. MERGERS
On February 6, 1999, the Company merged with China International Packaging Leasing Co., Ltd., an equipment leasing company located in Beijing, China.

17. COST OF MINING RESERVES
The cost of mining reserves is estimated to be $88.00 per metric ton as per a recent report of William H. Bird, Ph.D., Geologist and Mineralogist.


                                    9.



Page 10 is intentionaly left blank for insertion of Auditor's letter of consent.




                                    10.



     Stickel & Associates
     Tustin, California

     May 14, 1985

     Minerals Mining and Energy Corp.
     7750 E1 Camino Real, Suit K
     Rancho La Costa, Ca. 92008

     Attention:  Stewart Douglas, President

Subject: Review of Literature and Inspection of Gold Claims in Plumas County, California, Blackhawk, Alan, MMC and Dean Lode Claims Consisting of 750 Acres.

References:
 1) Geology of the Pulga and Bucks Lake Quadrangles, Butte and Plumas Counties California, USGS Prof. Paper 731, date 1973.

 2) Examination and Sampling of the Blackhawk and Sections 13 Claims, Plumas County, California, by Mm. H.Bird, dated June 1, 1976.

 3) Bucks Lake Quadrangle, Map, USGS, 1:62,500, date 1950.

    Gentlemen:

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

    GEOLOGY

These claims lie along the southwest and northwest borders of a northwest trending zone or band of highly fractured peridotite altered to serpentine. Broad fault zones bound the peridotite bodies or bands and there are no indications of heat alterations. There has been no production from hard rock mining, however, significant placer hydraulicking and sluicing has occurred. The placer deposits occur in two periods of erosion, the Present and the Tertiary. Although, concentrations of gold have only been found in the Blackhawk and Dean claims, it does occur scattered throughout the peridotite.

    PRESENCE OF GOLD AND SILVER

Reference 2 indicates that there is a conservative 10,000,000 tons of hard rock ore reserves. Rock chip and channel samples were obtained from 10 to 50 foot sections of road cuts and outcrops on these claims and it is reported "consistently assayed high in gold (AU)". The highest gold value was 2.80 oz/ton, however, the overall average was .7 oz/ton. Silver (AG) ranged from a trace to 2.62 oz/ton. These values varied greatly, depending upon the freshness of the outcrop. assays also indicated the presence of platinoid metals.

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

/S/  J. F. STICKEL
     J. F. Stickel, rg 2999

JFS/hr

April 25, 1986

It is our opinion that the described and proven "indicated" ore reserves are based on data as described above.

STICKEL & ASSOCIATES

/S/  J. F. STICKEL
     J. F. STICKEL, RG 2999



              STICKEL & ASSOCIATES  P.O. Box 91, Tustin, Ca. 92618

                             (714) 751-4742

                                                      May 14, 1985

   Mineral Mining and Energy Corp.
   7750 El Camino Real, Suite K
   Ranch La Costa, Ca. 92008

   Attention; Stewart Douglas, President

                             LETTER OF CONSENT

      We, Stickel & Associates, Consultants in Applied Geology, Geophysics and Engineering, hereby give consent to Mineral, Mining and Energy Corporation to use our Geologist and Mining Report dated May 14, 1985 on the mining properties known as Blackhawk, Alan, MMC and Eean Lode Claims consisting of 750 acres, in the Company's reports to the Securities and Exchange Commission.

  STICKEL & ASSOCIATES