Form 10-Q
period 1999-03-31
COUNTRYLAND WELLNESS INTERNET NETWORK TRUST
filed 1999-06-02
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 10549

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                             Commission file number
     March 31, 1999                                    0-2 0217


        (Exact name of registrant as appended in its charter)

             COUNTRYLAND WELLNESS INTERNET NETWORK TRUST


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

                      Yes  X            No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Title of Class                                   March 31, 1999

        Common Class "A"                                   90,250,877

        Common Class "B"                                    5,266,960

                COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                    Index                                            Page

   Part I    FINANCIAL INFORMATION

       Item 1    Financial Statements

                 Consolidated Balance Sheets                           3

                 Consolidated Statements of Income and Retained        4
                 Earnings

                 Notes to Consolidated Financial Statements            5

       Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations                  7

  Part II   OTHER INFORMATION

       Item 1    Legal Proceedings                                     8

       Item 2    Changes in Securities                                 8

       Item 3    Defaults upon Senior Securities                       8

       Item 4    Submission of Matters to a Vote of Security Holders   8

       Item 5    Other Information                                     8

       Item 6    Exhibits and Reports on Form 8-K                      9

                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                                BALANCE SHEETS

                      March 31, 1999 and March 31, 1998

                                                 March 31,     March 31,
                                                    1999         1998
                                                 (Dollars In Thousands)

        ASSETS
        Cash (Note 9)                           $    4,449   $
        Gold in storage (Note 13)                   22,072       22,098
        Cash equivalents (Note 10)               1,100,000
        Accounts receivable- net                    20,326

        Deferred charges and other assets (Note 2)
           Deferred mining exploration costs and
            Deferred operating expenses              4,813        4,813

        Property and equipment - net                    17

        Proven reserves (Notes 4 and 14)
           Gold- net of mining costs             1,414,000    1,416,380
           Silver- net                             102,600      112,955

        Deferred taxes                                  43
        Unamortized exchange loss                      504

        Total assets                           $ 2,648,498    1,556,246


        LIABILITIES AND STOCKHOLDERS' EQUITY

        Loans payable                               23,761
        Accrued expenses                             9,955
        Other payables                                 748

         Common stock, Class "A" $0.003 par value
         Authorized shares-500,000,000
         Issued and outstanding-90,250,877             271          271

         Common stock, Class "B" no par value,
         with a stated value of $1.00 per share.
         Authorized shares-50,000,000
         Issued and outstanding- 5,266,960           5,266        5,266

         Capital in excess of par                2,589,113    1,550,709
         Retained earnings                         (19,384)

        Total Liabilities and Stockholders'
         Equity                                $ 2,648,498  $ 1,556,246


        See accompanying notes to Financial Statements.

                COUNTRYLAND WELLNESS INTERNET NETWORK TRUST


                 Statement of Income and Retained Earnings
                   For the year ended December 31, 1998


                                                    (Dollars in Thousands)

         Operating revenues                            $ -0-

         Operating expenses                              1,711

         General and administrative expenses             2,772

         Operating gain (loss)                          (4,483)

         Loss on exchange                               (5,016)

         Net gain (loss)                                (9,499)

         Retained earnings, beginning                   (9,885)

         Retained earnings, ending                     (19,384)

  See accompanying notes to Financial Statements

                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                       NOTES TO FINANCIAL STATEMENTS

   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - The Company is engaged in mining development in the United States and equipment leasing business in China. Since October 22, 1974, the Company has owned and operated thirty nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and engaged in the exploration of said mines for the production of precious metals like gold and silver.
The Company has applied for a license in Las Vegas, Nevada to conduct Life Extension programs and to operate hotels and casinos.

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

          Deferred Operating Expenses
          Related to additional sale of Common "A" shares       $ 1,480
          Prior years expenses                                       81
          Total Operating Expenses                                1,560

          Total Deferred Charges and Other Assets               $ 4,813

   3.  RELATED PARTY TRANSACTIONS
       Grand American Bank Trust owns approximately 60% of the Company's Class "A" common stock as of December 31, 1998.

   4.  PROVEN GOLD AND SILVER RESERVE
         The process of estimating mineral reserves is very complex, requiring significant subjective decision in the evaluation of available geological, engineering, and economic data for each reserve. The data for a given reserve may change substantially over time as a result of additional development activity, production under varying economic conditions, etc.

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

         Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of March 31, 1999 and March 31, 1998 are as follows;

                                               3/31/99            3/31/98
                                                 (Dollars in Thousands)

        Gold         7,000,000 troy ounces
                     @$290.00/troy ounce     $2,030,000
                     @$290.34/troy ounce                       $2,032,380

        Silver      19,000,000 troy ounces
                    @$5.40/troy ounce           102,600
                    @$5.94/troy ounce                             112,955

       TOTAL                                 $2,132,600        $2,145,335

    5.  STOCKHOLDERS' EQUITY:
        The Company is authorized to issue 50,000,000 shares of no par value Class "B" shares. The Company gave authority to its Board of Directors to issue such Class"B" stock in one or more series, and to fix the number of shares in each series, and all designations, relative rights, preferences and limitations of the stock issued in each series. As of April 13, 1994, the Board of Directors had exercised the authority granted.

    6.  CONTINGENCIES.
        The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.

    7.  CHANGE OF NAME.
        The name of the Company was changed from Continental Wellness Casinos Trust to Countryland Wellness Internet Network Trust. The Company adopted a revised trust indenture discontinuing its real estate investment trust status. On February 6, 1999, the Company formally merged with China International Packaging Leasing Co., Ltd., an equipment leasing company in Beijing, China.

    8.  HOTEL ACQUISITION.
        The Company is in the process of purchasing a hotel and casino in Las Vegas, Nevada, with at least 1008 rooms.

    9.  CASH.
        Cash consists of:                             Dollars in Thousands

        Cash on hand                                      $       2
        Cash in bank                                          4,447
        Total                                                 4,449

   10.  CASH EQUIVALENTS.
        Eleven (11) Bank Guarantees (No. BG1735/KB/98, BG1730/KB/98, BG1734/KB/98, BG1736/KB/98, BG1777/KB/98, BG1732/KB/98, BG1738/KB/98,
        BG1737/KB/98, BG1739/KB/98, BG 1775/KB/98, BG 1779/KB/98) each for
        $100,000,000 US, issued by PT Bank Negra Indonesia (persero) Tbk. Head Office, Treasury Division, Jakarta, Indonesia.

   11.  CONSOLIDATED REPORT.
        Continental Wellness Casinos Trust, U.S.A., and China International Packaging and Leasing Co., Ltd., of Beijing, China, merged on December 16, 1998, and became Countryland Wellness Internet Network Trust. The financial statements presented in this report are a consolidation of the two companies.

   12.  STATEMENT OF INCOME AND RETAINED EARNINGS.
        The Statement of Income and Retained Earnings for the year ended December 31, 1998 were from the operations of China International Packaging and Leasing Co., Ltd.

   13.  GOLD IN STORAGE AT BONDED WAREHOUSE.
        On October 9, 1990, the Company deposited at NDS, United States Custom Warehouse, currently located at 19801 So. Santa Fe Avenue, Rancho Dominguez, California 90221, six (6) fifty-five (55) gallon drum-containers of gold dust (powder form) 999.5% pure, weighing 76,112 troy ounces. The market value of gold per troy ounce was $290.34 as of March 31, 1998, and $ 290.00 per troy ounce as of March 31, 1999. At these prices, the gold in storage carried a fair market value of $22,072,480 on March 31, 1999, and $22, 098,358 on March 31, 1998.

   14.  COST OF PRODUCTION
        Management estimates that the current cost of recovery of gold from the Plumas County, California deposits is $88.00 per troy ounce of gold recovered. Silver is a by product of the gold recovery, and has no added cost. The total cost of recovery, therefor, is $616,000,000, for the 7,000,000 troy ounces of gold, and 19,000,000 troy ounces of silver. This amount has been deducted from the fair market value of the gold indicated in Note 4.

                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Summary of significant Accounting Policies

Nature of the Business: Countryland Wellness Internet Network Trust, a Nevada trust was originally incorporated in Colorado on October 29, 1974, as Minerals Mining Corporation. The name was first changed to Grand American International Corporation, then Continental Wellness Casinos Corp., and then, on December 22, 1997, to Continental Wellness Casinos Trust, a real estate investment trust. On December 16, 1998 the Company merged with China Internat-ional Packaging and Leasing Co., Ltd., and the present name was adopted. The Company had been engaged in the discovery and development of precious metals with mining properties located at Quincy, Plumas County, California. The
Company has 750 acres of land where 39 unpatented mineing claims are located. All assessment work has been done at the mines and all reports have been filed with the Bureau of Land Management, Sacramento, California and the County of Plumas in accordance with the mining rules and regulations. The Company has permits to operate the mines from the United States Forestry Department, Quincy, California. The Company presently does not intend to re-open mining operations to recover the gold and silver in the proven reserves, and will not do so until the price of gold increases significantly.

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

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:
          "A" Geological Evaluation of Gold Claims Reserves.
          (b) Reports on Form 8-K
              (1)    Amendment No. 8, dated April 8, 1999

SIGNATURES


Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST



               By (S)      FRED CRUZ                 DATED: May 15, 1999
                           Fred Cruz
                           President and Chief Executive Officer



               By (S)      RICK ERIKSEN              DATED: May 15, 1999
                           Rick Eriksen
                           Vice President and Chief Financial Officer

                             Exhibit "A"

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