Form 10-Q
period 1999-06-30
COUNTRYLAND WELLNESS INTERNET NETWORK TRUST
filed 1999-08-13
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 10549

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                             Commission file number
     June 30, 1999                                    0-20217


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














                                    -1-

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

        Title of Class                                   June 30, 1999

        Common Class "A"                                   90,250,877

        Common Class "B"                                    5,266,960

                COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                    Index                                            Page

   Part I    FINANCIAL INFORMATION

       Item 1    Financial Statements

                 Balance Sheet                                         3

                 Notes to Financial Statements                         4

       Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations                  6

  Part II   OTHER INFORMATION

       Item 1    Legal Proceedings                                     7

       Item 2    Changes in Securities                                 7

       Item 3    Defaults upon Senior Securities                       7

       Item 4    Submission of Matters to a Vote of Security Holders   7

       Item 5    Other Information                                     7

       Item 6    Exhibits and Reports on Form 8-K                      7













                                    -2-
                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                                BALANCE SHEET

                      June 30, 1999 and June 30, 1998

                                                 June 30,     June 30,
                                                    1999         1998
                                                 (Dollars In Thousands)

        ASSETS
        Cash (Note 9)                           $      0    $       0
        Gold in storage (Note 11)                   19,561       22,098
        Cash equivalents (Note 10)               1,100,000


        Deferred charges and other assets (Note 2)
           Deferred mining exploration costs and
            Deferred operating expenses              5,534        5,534



        Proven reserves (Note 4)
           Gold                                  1,799,000    2,032,380
           Silver                                   98,800      112,955

        Total assets                           $ 3,022,985    2,178,186


        LIABILITIES AND STOCKHOLDERS' EQUITY

        Loans payable                                    0            0

         Common stock, Class "A" $0.003 par value
         Authorized shares-500,000,000
         Issued and outstanding-90,250,877             271          271

         Common stock, Class "B" no par value,
         with a stated value of $1.00 per share.
         Authorized shares-50,000,000
         Issued and outstanding- 5,266,960           5,266        5,266

         Capital in excess of par                3,017,358    2,172,649

        Total Liabilities and Stockholders'
         Equity                                $ 3,022,895  $ 2,178,186


        See accompanying notes to Financial Statements.
        June 30, 1999







                                     -3-

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

      Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

   2. DEFERRED CHARGES AND OTHER ASSETS
                                                          In Thousand Dollars
      Deferred Mining Exploration Costs                         $ 5,534
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

                                      -4-
         Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of June 30, 1999 and June 30, 1998 are as follows;

                                               6/30/99            6/30/98
                                                 (Dollars in Thousands)

        Gold         7,000,000 troy ounces
                     @$256.10/troy ounce     $1,799,000
                     @$290.34/troy ounce                       $2,032,380

        Silver      19,000,000 troy ounces
                    @$5.20/troy ounce            98,800
                    @$5.94/troy ounce                             112,955

       TOTAL                                 $1,897,800        $2,145,335

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

    8.  HOTEL ACQUISITION.
        The Company is in the process of purchasing a hotel and casino in Las Vegas, Nevada, with at least 1008 rooms.

    9.  CASH.
        Cash consists of:                             Dollars in Thousands

        Cash on hand                                      $       0
        Cash in bank                                              0
        Total                                                     0

   10.  CASH EQUIVALENTS.
        Eleven (11) Bank Guarantees (No. BG1735/KB/98, BG1730/KB/98, BG1734/KB/98, BG1736/KB/98, BG1777/KB/98, BG1732/KB/98, BG1738/KB/98,
        BG1737/KB/98, BG1739/KB/98, BG 1775/KB/98, BG 1779/KB/98) each for
        $100,000,000 US, issued by PT Bank Negra Indonesia (persero) Tbk. Head Office, Treasury Division, Jakarta, Indonesia.


                                     -5-

   11.  GOLD IN STORAGE AT BONDED WAREHOUSE.
        On October 9, 1990, the Company deposited at NDS, United States Custom Warehouse, currently located at 19801 So. Santa Fe Avenue, Rancho Dominguez, California 90221, six (6) fifty-five (55) gallon drum-containers of gold dust (powder form) 999.5% pure, weighing 76,112 troy ounces. The market value of gold per troy ounce was $290.00 as of March 31, 1998, and $ 256.10 per troy ounce as of June 30, 1999. At these prices, the gold in storage carried a fair market value of $1,799,000 on June 30, 1999, and $2,032,380 on June 30, 1998.

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

                                     -6-
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

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:
          "A" Geological Evaluation of Gold Claims Reserves.
          (b) Reports on Form 8-K
              None

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

               By (S)      FRED CRUZ                 DATED: August 11, 1999
                           Fred Cruz
                           President and Chief Executive Officer


               By (S)      FERNANDO JUAN             DATED: May 15, 1999
                           Fernando Juan
                           Vice President and Chief Financial Officer








                                    -7-



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