Form 10-Q
period 1999-09-30
COUNTRYLAND WELLNESS RESORTS INC
filed 1999-11-12
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 10549

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                             Commission file number
     September 30, 1999                                    0-20217


        (Exact name of registrant as appended in its charter)

             COUNTRYLAND WELLNESS RESORTS, INC.


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

                      Yes  X            No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Title of Class

        Common Class                                   90,777,573



                COUNTRYLAND WELLNESS RESORTS, INC.

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






                  COUNTRYLAND WELLNESS RESORTS, INC.

                            BALANCE SHEET

                      September 30, 1999 and 1998


                                ASSETS
                                             September 30,   September 30,
                                                    1999         1998
                                                 (Dollars In Thousands)

        Current assets
           Cash                             $      932,482   $      862,726
           Marketable securities (Note 1)      404,750,000    1,100,161,949
           Gold in storage (Note 9)                      0       27,317,000

           Receivables
               Current - contracts               2,464,477        3,207,883
               Retention - contracts               271,872          567,789
               Interest, related (Note 2)           63,964           61,836
               Other                                 1,525            7,394

                    Total receivables            2,801,838    1,132,186,530

           Costs and estimated earnings in
               excess of billings (Note 3)         656,700          207,769
           Notes receivable related (Note 4)       747,114           81,635
           Note receivable (Note 5)                 32,305          530,000

                    Total current assets         5,170,439        5,688,981

        Property and equipment (Note 1)
           Transportation equipment                353,795          353,795
           Operating equipment                     277,821          245,389
           Office equipment and furnishings         84,867           84,867
           Leasehold improvements                   32,876           36,696

                                                   749,359          720,747
           Mining properties (Note 10)       2,191,187,000    2,208,731,000
           Less: Accumulated depreciation         (480,479)        (397,863)

               Net property and equipment    2,191,450,880    2,209,053,884

        Other assets
           Federal income tax deposit              384,627          371,138
           Note receivable, related (Note 4)        65,724           64,724
           Deposit                                  96,914                0

                   Total other assets              547,265          435,862

                   Total assets               2,600,652,904   3,346,929,395

The accompanying notes and auditors' report should be read in connection with these financial statements.

                  COUNTRYLAND WELLNESS RESORTS, INC.

                          BALANCE SHEET
                   SEPTEMBER 30, 1999 AND 1998


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,     September 30,
                                              1999                1998

     Current liabilities
        Bank line of credit (Note 6)      $   600,000      $
        Trade accounts payable                576,089            833,253
        Stockholder distributions payable     263,000          3,999,900
        Accrued expenses                      163,990             72,889
        Billings in excess of costs and        68,600
           estimated earnings (Note 3)        620,565            537,990

           Total curent liabilities         2,292,244          5,444,032

     Stockholders' equity
        Common stock, par value $
         200,000,000 shares authorized,
         90,777,573 shares issued and
         outstanding                          272,332            272,332
        Paid-in capital                       385,418            385,418
        Retained earnings                   3,308,922            618,277


           Total stockholders' equity   2,594,393,988      3,340,209,336

           Total liabilities and
           stockholders' equity         2,600,652,904      3,346,929,395

The accountants' review report and accompanying notes should be read in connection with these financial statements.

                COUNTRYLAND WELLNESS RESORTS, INC.

                      STATEMENT OF INCOME
                 FOR THE YEAR ENDED SEPTEMBER 30,1999 AND 1998


                                 September 30,           September 30,
                                  1999                     1998

     Contract income             $11,282,206    100.00%  $15,039,822    100.00%

     Direct costs
       Labor and labor costs       3,202,457     28.38%    3,582,898     23.82%
       Materials                   3,901,431     34.58%    6,131,363     40.77%
       Subcontracts                  398,654      3.53%      295,237      1.96%
       Other                         148,019      1.32%       76,841      0.51%

         Total direct costs        7,650,561     67.81%   10,086,339     67.06%

         Gross profit from
          contracting              3,631,645     32.19%    4,953,483     32.94%

     General and administrative
       expense                     1,047,125      9.28%    2,203,997     14.65%

         Income from operations    2,584,520     22.91%    2,749,486     18.29%

     Other income (expense)
       Interest income                29,190      0.26%      146,977      0.97%
       Discounts                      19,039      0.17%       24,921      0.16%
       Miscellaneous income           50,524      0.45%      128,884      0.86%
       Interest expense              178,216      1.57%      (40,480)    -0.27%
       Unrealized stock loss        (170,844)    -1.51%         (676)      -

         Total other income(expense) 106,125      0.94%      259,626      1.72%

         Net income                2,690,645     23.85%    3,009,112     20.01%


The accompanying notes and auditors' report should be read in connection with these financial statements.

                  COUNTRYLAND WELLNESS RESORTS, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE TEN MONTHS ENDED JULY 31, 1999

                             Common   Common    Paid     Retained   Total
                             Stock    Stock      in      Earnings   Stockholders
                             Shares   Value    Capital              Equity

Balance, September 30, 1998   13,750  244,500   140,918    618,277    1,003,695

Net income                      -        -         -      2,690,645   2,690,645

Balance July 31, 1999         13,750  244,500   140,918   3,308,922   3,694,340


The accountants' review report and accompanying notes should be read in connection with these financial statements.

                    COUNTRYLAND WELLNESS RESORTS, INC.

                          STATEMENT OF CASH FLOWS
                    FOR THE TEN MONTHS ENDED JULY 31, 1999


Cash flows from operating activities                   $
     Cash received from customers                           12,158,297
     Cash paid to suppliers and employees                   (8,756,231)
     Interest received                                          20,208

         Cash provided by operating activities               3,422,274

Cash flows from investing activities
     Purchases of equipment and improvements                   (28,612)
     Advances on notes receivable                             (666,479)
     Repayment of notes receivable                             530,000
     Proceeds from sale of marketable securities               212,473

         Cash provided by investing activities                  47,382

Cash flows from financing activities
     Advance on line of credit                                 600,000
     Distributions to stockholders                          (3,999,900)

         Cash provided by financing activities              (3,399,900)

Net increase in cash                                            69,756
Cash at September 30, 1998                                     862,726

         Cash at July 31, 1999                            $    932,482


The accountants' review report and accompanying notes should be read in connection with these financial statements.

                COUNTRYLAND WELLNESS RESORTS, INC.

                  STATEMENT OF CASH FLOWS (CONT'D)
                FOR THE TEN MONTHS ENDED JULY 31, 1999


Reconciliation of net income to net cash provided by operating activities

Net income                                        $     2,690,645
Adjustments
   Depreciation                                            82,616
   Gain on sale of marketable securities                  (50,524)

Decrease (increase) in assets
   Receivables                                          1,043,064
   Costs and estimated earnings in excess
     of billings                                         (448,931)
   Deposits                                              (142,708)

Increase (decrease) in liabilities
   Accounts payable                                      (257,164)
   Accrued bonuses                                        263,000
   Accrued interest, related                              163,990
   Other accrued expenses                                  (4,289)
   Billings in excess of costs and estimated
     earnings                                              82,575

        Net cash provided by operating activities   $   3,422,274


The accountants' review report and accompanying notes should be read in connection with these financial statements.

                     COUNTRYLAND WELLNESS RESORTS, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1999


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Company Activities

          Countryland Wellness Resorts, Inc. (the Company) is an electrical contracting firm operating primarily in the Northern Nevada area. The firm does new construction, retrofit and repair work on commercial and governmental projects. The work performed under cost-plus-fee and fixed-price contracts with various contracts being modified by incentive and penalty provisions. Company is engaged in starting a Life Extension (Wellness) Program and the mining of gold and silver.

          Financial Statement Classification

          In accordance with normal practice in the construciton industry, the Company includes in current assets and liabilities amounts realizable and payable over a period in excess of one year. Consistent with this practice, asset and liability accounts relating to construction contracts are classified as current. The lives of contracts entered into by the Company generally range from six to eighteen months.

          Property and Equipment

          Property and equipment are recorded at cost. Expenditures for renewals and betterments which extend the life or improve existing properties are capitalized. Maintenance and repairs are charged against income.

          Depreciation of property and equipment is provided principally on the straight-line method. For income tax purposes, the ACRS and MACRS methods of cost recovery are used. The estimated useful lives for financial statement purposes are as follows:
                                                          Lives (years)
                 Transportation equipment                      5
                 Operating equipment                          4-7
                 Office equipment and furnishings             5-7
                 Leasehold improvements                        39

          Depreciation expense for the period ended July 31, 1999 was $82,616.


          Revenue and Cost Recognition

          Revenues from contracts are recognized on the percentage-of-completion method based on the proportion of costs incurred on the contract to total estimated contract costs. Material estimated losses prior to completion are recognized in their entirety when apparent.

          Costs and estimated earnings in excess of amounts billed are classified as current assets. Billings in excess of costs and estimated earnings are classified as current liabilities.

See accountants' review report.

          NOTE 1

          The Company placed six (6) of its bank guarantees issued by BNI Bank with Striker Gold Mines, Ltd. in a joint venture that will produce 9% per day to the Company. For 3,000,000 shares of common stock (restricted) the Company assigned to Las Vegas Entertainment Network, Inc., a public company trading on the small caps of the NASDAQ Stock Exchange. At the time of the transaction these shares of common stock had a value of $4,750,000. The Company has another transaction with U.S. Guarantee Corporation, a Nevada corporation where USGC has committed to the Company a loan of $400,000,000 by using the four (4) bank guarantees from Bank BNI, Indonesia however the Company has not received any funds from USGC.

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Tax Method and Distributions

          The Company's stockholders have elected Subchapter S Corporation status. Under these provisions, the Company pays no Federal income tax. The Company's income is taxed to the stockholders in their individual tax returns.

          Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE 2:   INTEREST RECEIVABLE, RELATED

          This represents accrued interest on a note from a related party. Management intends to collect this amount during the current period.


NOTE 3:   COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

              Costs incurred on contracts in progress         $ 4,420,487
              Estimated earnings                                2,629,588

                  Contract revenue earned to date               7,050,075

              Less billings to date                             7,013,940

                  Net under billings                          $    36,135



See accountants' review report.


                   COUNTRYLAND WELLNESS RESORTS, INC.

                   NOTES TO THE FINANCIAL STATEMENTS
                             JULY 31, 1999


NOTE 3:   COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS (CONT'D)

          The net under billings are included in the balance sheet as follows:

             Costs and estimated earnings in excess of billings     $ 656,700

             Billings in excess of costs and estimated earnings      (620,565)

                                                                    $  36,135

NOTE 4:   NOTES RECEIVABLE, RELATED

          Notes receivable, related at July 31, 1999 consist of the following:

                                                           Amounts Due
                                                Interest   Within      After
                                                   Rate    one year    one year

           Unsecured note due from a major
           stockholder of a related company.
           The entire balance was repaid in
           August 1999.                           7.00%    $ 200,000      -

           Note secured by real estate, due
           from a key employee of the Company.
           Principal and interest payments of
           $882 are due monthly.                  7.00%        5,497  $ 65,724

           Unsecured note due from a key
           employee of the Company.  The entire
           balance is due December 31, 1999.       -          23,000      -

           Unsecured note due from a company
           owned by the major stockholders of
           the Company.  The entire balance is
           due December 31, 1999.                 7.00%      518,617      -


                                                            $747,114  $ 65,724

See accountants' review report.


                      COUNTRYLAND WELLNESS RESORTS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS
                                JULY 31, 1999


NOTE 5:   LINE OF CREDIT

          The Company las a line of credit agreement with a bank subject to a $1,000,000 limit. The credit line is secured by the accounts receivable, inventory and equipment of the Company and bears interest at prime, (8.0% at July 31, 1999) payable monthly. The agreement expires April 30, 2000. There was a balance of $600,000 owing on the line at July 31, 1999.

NOTE 6:   ACCRUED INTEREST, RELATED

          This represents interest payable to the majority stockholder of the Company. The amount will be paid on or before December 31, 1999.

NOTE 7:   CONTRACT BACKLOG

          The following schedule is a reconciliation of construction contract backlog representing signed contracts as of July 31, 1999:

              Balance, September 30,1998               $ 5,219,287
              Contract adjustments                         697,511
              New contracts during the year              9,580,125

                                                        15,496,923
              Less: Contract revenue earned             11,282,206

              Balance, July 31, 1999                   $ 4,214,717


NOTE 8:   CONCENTRATIONS OF CREDIT RISK

              The Company maintains its cash balances in a financial institution. The balances in the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At July 31, 1999, the Company's uninsured cash balances total $ 1,226,534.


See accountants' review report.

NOTE 9:

          With respect to gold in storage at the NDS Bonded Warehouse at Dominguez Hills, California, the Company has determined that the warehouse went out of business about three or four years ago and said gold deposit has been declared a casualty loss. In the opinion of the Company Counsel the gold has been lost or stolen, and in any event is missing. The loss to the Company is $27,317,000 which the Company has no insurance to cover. The matter is currently under investigation.


NOTE 10:  PROVEN GOLD AND SILVER RESERVE ON MINING PROPERTIES

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


         Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of September 30, 1999 and September 30, 1998 are as follows:

                                               9/30/99            9/30/98
                                                 (Dollars in Thousands)

        Gold         7,000,000 troy ounces
                     @$297.90/troy ounce     $2,085,300,000
                     @$296.40/troy ounce                       $2,074,800,000

        Silver      19,000,000 troy ounces
                    @$5.573/troy ounce       $  105,887,000
                    @$5.200/troy ounce                         $   98,800,000



NOTE 11:

          The Company acquired Network Electric Company on September 19,1999, a Nevada corporation engaged on the business of electrical contractor for the sum of $20,000,000 payable by a Pay Out Order No. 0000887531 to be paid out from proceeds of the loan for $400,000,000 from U. S. Guarantee Corporation or, in the event such funds are not forthcoming, from proceeds of the trading program with Striker Gold Mines, Ltd.


NOTE 12:  CHANGE OF NAME AND OTHER MATTERS

          The Board of Directors adopted on September 15, 1999 the following resolutions:

              a. The name of the Company was changed to Countryland Wellness Resorts, Inc.

              b. The China International Packaging Leasing Co., Ltd. merger was cancelled.

              c. The Company has acquired Network Electric Company as a wholly owned subsidiary.

              d. The Company has entered into a Joint Venture Agreement with Striker Gold Mines, Ltd.

              e. The Company has entered into a Loan Agreement with U.S. Guarantee Corporation.



                     INDEPENDENT'S ACCOUNTANTS' REPORT


To the Board of Directors
Network Electric Company
(A Nevada Corporation)
Sparks, Nevada


Our report on the review of the balance sheet of Network Electric Company (a Nevada Corporation) as of July 31, 1999 and the related statements of income, changes in stockholders' equity, and cash flows for the ten months then ended, appears on page 1. Our review was made for the purpose of expressing limited assurance on the basic financial statements taken as a whole. The information on page S-2 through S-7 of this report is presented only for the purpose of additional analysis and is not a required part of the basic financial statements. Such information is the representation of the management of Network Electric Company, and has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements and similarly, no opinion as to such information is being expressed. Based on our review, we are not aware of any material modifications that should be made to the supplemental information.


Brown, Fink, Boyce, & Co.
Sacremento, California
August 18, 1999






Part II   OTHER INFORMATION


     ITEM 1   Legal Proceedings                                       7

     ITEM 2   Changes in Securities                                   7

     ITEM 3   Defaults upon Senior Securities                         7

     ITEM 4   Submission of Matters to a Vote of Security Holders     7

     ITEM 5   Other Information                                       7

     ITEM 6   Exhibits and Reports on Forms 8-K                       7







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


The transaction with China International Packaging and Leasing Co., Ltd. was cancelled. The Company acquired Network Electric Company for a Pay Out Order to be paid from funds due to the Company.

The Company entered into a Loan Agreement with U.S. Guarantee Corporation and received a Loan Committment from them in the amount of $400,000,000 and the Company placed as collateral for this loan four bank guarantees from Bank BNI Indonesia, loan still pending funding.

The Company entered on a Joint Venture Agreement with Striker Gold Mines, Ltd. to invest six bank guarantees from Bank BNI Indonesia to be used on an Investment Program that will regenerate 9% per day and the Company will receive 50% of the profit. The program is ready to start in about 30 days.

The Company entered into an agreement with Las Vegas Entertainment Network, Inc., a public traded Company listed on the small caps of the NASDAQ Stock Exchange were the Company given the right to LVEN to use one of the guarantee issued by Bank BNI Indonesia and loan a Gold Certificate (Restricted) for 10,600 troy ounces of gold and the Company received 3,000,000 (Restricted) shares of Common Stock from LVEN.


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

Item 1.   Legal Proceedings

          As of September 30, 1999 the Company was not a party to any material legal proceedings other than ordinary routine litigations incidental to its business.

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:
              "A" Geological Evaluation of Gold Claims Reserves.
          (b) Reports on Form 8-K
              Amendment No. 9


SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                  COUNTRYLAND WELLNESS RESORTS, INC.



               By (S)      FERNANDO JUAN             DATED: November 9, 1999
                           Fernando Juan
                           Vice President and Chief Financial Officer




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

PRESENCE OF GOLD AND SILVER

Reference 2 indicates that there is a conservative 10,000,000 tons of hard rock ore reserves. Rock Chip and channel samples were obtained from 10 to 50 foot sections of road cuts and outcrops on these claims and it is reported - assayed high in gold (Au). The highest gold value was 2.80 oz /ton, however, the overall average was .7 oz/ton. Silver(Ag) ranged from a trace to 2.62 oz/ton. These values varied greatly, depending upon the freshness of the outcrop.
Assays also indicated the presence of platinoid metals.

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