Form 10-K
period 1999-12-31
COUNTRYLAND WELLNESS RESORTS INC
filed 2000-04-03
CIK 887531

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-K

             REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933



                     COUNTRYLAND WELLNESS RESORTS, INC
            (Exact name of registrant as specified in its charter)

       DELAWARE                     84- 0687501
    (State or jurisdiction of     (IRS Employer
    incorporation or              Identification No.)
    organization)

         2205 Purple Majesty Court, Las Vegas, Nevada  89117-2747
         Telephone Number (702) 240-4408 Fax Number (702) 240-4345
       (Address and telephone number of principal executive offices)


   STANDARD INDUSTRIAL CLASSIFICATION: Mining, Wellness Hotels and Casinos

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

   Name of each Exchange on which registered:  None.

   Title of each class of securities registered pursuant to Section 12 (g) of the Act: Equity Stock, $.003 Par Value.

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

   The number of shares of common stock outstanding as of December 31, 1999 was 90,250,877.

   Documents Incorporated by Reference: None.

   ITEM 1. BUSINESS

   In this report the term "the Company" refers to Countryland Wellness Resorts, Inc. individually. The Company owns 39 unpatented mining claims and one mill site covering approximately 750 acres in Quincy, Plumas County, California about 8 miles from Quincy, California. The properties contain gold and silver ores with ample proven reserves.

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

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   The principal United States market in which the Company's equity stock is traded is none at present. There is no other trading market. The following table sets forth periods indicating the range of the high and low bid quotations for the Company's common stock as reported. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.
   The common stock has traded on the "pink sheets" maintained by the National Quotation Bureau and on the NASD's Electronic Bulletin Board since April 25, 1976. The following table gives the high and low bid prices since
   December 31, 1992 reported by the market makers of the Equity Units. The Company does not believe that trading of its Equity Units currently is reflective of an established trading market.

                    1999              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

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

                    1995              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1994              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1993              LOW             HIGH
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

                    1992
                    1st Quarter       No Trading      No Trading
                    2nd Quarter       No Trading      No Trading
                    3rd Quarter       No Trading      No Trading
                    4th Quarter       No Trading      No Trading

    Company trading is pending approval. As of December 31, 1999, there were approximately 575 holders of Company Equity Units. No trading or volume is available because the Equity Units are waiting for approval from an appropriate Stock Exchange before starting to trade. In 1997, some shares were traded under Regulation S on the Taipei, Taiwan OTC Market by New City Trading Co., Ltd.

ITEM 6. SELECTED FINANCIAL DATA

                     Year Ending December 31, 1998

   As of the end of the period: (Dollars in thousands, except per share)

1994       1995        1996        1997       1998         1999

Total assets:
$25,841   $25,841     $30,682   $ 1,555,541  $2,672,379  $1,504,575

Working capital:
$ .00     $ .00       $ .00     $16,432      $16,432     $ .00

Long term debt & capital lease obligation:
$ .00     $ .00       $ .00     $28,284      $34,214     $ .00

Shareholder's equity:
$25,759   $25,841     $30,348   $1,493,240   $2,672,379  $1,233,575

Book value per share:
$0.65     $0.65       $0.34     $17.23       $29.61      $13.67

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company was incorporated on October 29, 1974. The company has been engaged in the discovery and development of precious metals mining of properties located in Quincy, Plumas County, California, where it owns 39 unpatented mining claims on 750 acres of land. All assessment work has been done at the mines and all reports have been filed with the Bureau of Land Management in Sacramento, California and the County of Plumas in accordance with mining rules and regulations. The company has a permit to operate on a small scale the mines from the United Sates Forestry Department, Quincy, California. The company intends to go into a large scale mining venture to recover more gold and silver from its proven reserves as soon as the price of gold increases in value. The results will be increased gross revenues and liquidity. As a small scale operation, the Company is limited to mining 200 tons of ore per day.

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

   Income taxes are provided for on income for the period in which items of income and expense are earned or incurred regardless of when they are recorded for income tax purposes. In December 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" (FASB). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1994. The Company has adopted FASB 109 for its fiscal year ended October 31, 1996. The adoption of FASB 109 has not had an adverse impact on the Company's financial position.

   No known trends, events, or uncertainties will have any material effect on the net sales of the Company.

   There are no seasonal aspects that will affect the Company's financial condition or results of operations.

   The Company's mergers with China International Packaging Leasing Co., Ltd. and with Network Electric Company were canceled by mutual consent in 1999, and the Company's financial statements no longer reflect consolidated financial information for fiscal or calendar year 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial Statement and supplementary data of the Company are located in adjacent pages and are listed and incorporated herein by reference. The data reported for 1998 reflects consolidated income and loss figures resulting from the Company's merger agreements with China International Packaging Leasing Co., Ltd. and Network Electric Company; both merger agreements were terminated by mutual consent, and the financial information for 1999 has been adjusted to reflect such merger agreement cancellation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There are no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The By-Laws of the Company provide that the number of Directors constituting the entire Board shall be nine. Directors are elected at each annual meeting of shareholders and serve until the next annual meeting of stockholders, and until their successors have been elected and qualified. The Company held an annual meeting of shareholders on August 22, 1996, and since then one Director died, one Director resigned, and the vacancies on the Board have not been filled.

   The officers serve at the pleasure of the Board of Directors, however currently there is no executive officer of the Company who is not also a Director. Biographical information for the directors and executive officers of the Company is as follows:

                  NAME           AGE    TITLE

                  Fred Cruz      78     President and Chief Executive
                                        Officer, and Chairman

                  Fernando Juan  58     Chief Financial Officer, Vice
                                        President, and Secretary


   Identified herein are all directors and executive officers of the Company. The information set forth as to each Director and Executive Officer has been furnished by such person.

   Fred Cruz, 78, is and has been since October 1987, a director, chairman of the board, and president of the company. Cruz holds two doctorate degrees, Doctor of Podiatric Medicine, which he received from the California College of Podiatric Medicine in San Francisco, California, and Doctor of Medicine, which he received from the Saltillo Medical School, Inter-American University in Coahuela, Mexico, in 1981.

   Cruz had operated many medical clinics in the State of California and at present is retired from his profession but he has engaged in many business ventures and has been working with precious metals for the last 30 years.
Cruz no longer has a license to practice Medicine or Podiatry as he is retired.

   RICK ERIKSEN, 42, Experience April 1996 to February 1998, National Sales Manager, Partners Across America, Altamonte Springs, Florida, April 1995 to March 1996--was a Licensed Real Estate Agent, Marriot Vacation Club International (MVCI) Newport Beach, California and Pacific Monarch Resorts, Laguna Hills California; November 1990 to April 1995 Commercial Investment Real Estate Agent Marcus & Millichap, Inc., of California Newport Beach, California, July 1994 to April 1995 Century 21, Irvine/Santa Ana, California; February 1985 to October 1990 Commodity Futures Broker for Clayton-Balfour Brokerage, Irvine, California; Credentials California Real Estate License #01102626 issued February 11, 1991 and renewed on March 14, 1999.

DONALD STUDER, age 69, Attorney at Law, in practice since January 9, 1969. Experience in contract law, corporate law, labor law and business administra-tion. President and Director of Grand American International Corporation from 1984 to 1996. Attorney and SubTrustee of Grand American Bank Trust from 1984 to 1996. Negotiated the acquisition of a full service bank in the United Arab Emirates. Engaged in the general practice of law, with emphasis on business, real-estate and labor law. Conducted a real estate brokerage for 3 years. Negotiated over 300 collective bargaining agreements. Represented clients in more than 300 each NLRB proceedings, State and Federal Court actions. Worked with Brundage, Williams & Zellman Law Firm in San Diego, California as a Staff Attorney, specializing in labor law. Opened own law office while still employed with Ryan Aeronautical Company as an electronic engineer. Handled over 1,000 cases including criminal, divorce, personal injury, probate, bankruptcy and contract matters. Member of Phi-Kappa Phi, Sigma Pi Sigma, Sigma Tau Sigma, Phi Beta Phi, State Bars of California and Louisiana. Listed in Who's Who in American Law (1st edition). Received a BS degree in Physics, with honors, from the University of Florida in April 1963, and a JD degree, Magna Cum Laude, from the University of San Diego in 1968.

STEIN, GARY, A well organized individual who possesses excellent people skills, that have established his leadership and respect among his peers and clients. Professional Gambling Industry Experience, November 1989 to present Mirage Resorts Hotel and Casino as Floor Casino Supervisor Baccarat, Blackjack, Roulette and Pai-Gow Poker. 1990 to present Community College of Southern Nevada, Adjunct Professor; Casino Management, July 1987 to November 1989 MGM Bally's, Casino Floor Supervisor, October 1985 to July 1987 Dealer, February 1984 to October 1985 Barbary Coast Hotel and Casino, Dealer, Education Community College of Southern Nevada A.A.S in Casino Management, graduated with Honors, University of Central Florida Majored in Finance, Long Island University Majored Marketing and Sullivan County Community College, A.A.S. in Business
Administration.   Licensed by the Nevada Gaming Board.

KLACSMANN, KARL L., Education: Clark County Community College Las Vegas, Nevada A.A.S degree in Hotel Management 1975, University of Nevada Las Vegas, B.A. degree Hotel Administration with major in Casino Operations, Casino
Management, Hotel and Casino Marketing, Matemathics of Casino Gamings, Surveilence and Protection of Table Games. Work Experience: 1989 to present Mirage Hotel and Casino Las Vegas, Nevada, Casino Gaming Department, 1982 to 1989 Sands Hotel Las Vegas, Nevada, Casino Executive, 1981 to 1982 Claridge Hotel, Atlantic City, New Jersey, Casino Executive, 1980 to 1981 Sands Hotel, Atlantic City, New Jersey, Casino Executive, 1973 to 1979 Dunes Hotel and Casino Las Vegas, Nevada Supervisory Manager of the Casino, 1972 to 1973 Stardust Hotel and Casino Las Vegas, Nevada Dealer, 1970 to 1972 Hacienda Hotel and Casino Las Vegas, Nevada Dealer, 1970 Completion of Nevada Gaming School, 1969 to 1970 Four Seasons Restaurant, New York City, Assistant to the Director of the hotel.

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

LEWIS AKMAKJIAN, 76, Graduate in business and financing with major in securities transactions and operations. Has been stockbroker since 1958 and worked as follows in the Securities Business: 1966, Toluca Pacific Securities Corporation, Manager, 1990 to 1995. H.J. Mayer and Company, Broker-Manager, 1975 to 1988. C.L., McKinne, broker and manager, 1972 to 1975. G.L. Bisbak as manager, 1958 to 1972. Foreman and company as Securities Broker Manager, 1955 to 1958. J. Logan and Company as stockbroker manager. Specialist securities analyst, broker/dealer, underwriting, selling and purchase of stocks and bonds. License CRD 2204 with approval granted in California National Association of Securities Dealers and New York Stock Exchange,

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth all cash compensation paid or accrued including bonuses paid or accrued, to the following persons during 1999, for services rendered in all capacities to the Company.

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

                  All Officers and Directors as a group: None.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There are no "certain relationships and related transactions" involving the Company

ITEM 14. EXHIBITS, FINANCIAL STATEMENT AND REPORTS

(a)   The following documents are filed as part of this report:

      1. Financial Statement and Supplementary Data

      Financial Statements.
      Balance Sheets as of December 31, 1999 and 1998.
      Notes to Financial Statements.

      2. Exhibits

      Geological Report covering the mining properties and proven reserves included in the Financial Statements.

(b)   Reports on Form 8-K:

      None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUNTRYLAND WELLNESS RESORTS, INC.

By: /S/ Fernando Juan               Dated: March 31, 2000
        Fernando Juan
        Secretary and
        Chief Financial Officer



                             FINANCIAL STATEMENT

                      COUNTRYLAND WELLNESS RESORTS, INC.


                                     INDEX

                                                 Page

              Balance Sheets December 31, 1999... 1-2
              and December 31, 1998

              Statement of Income................ 3

              Notes to Financial Statements...... 4-8


                                    1.



                    COUNTRYLAND WELLNESS RESORTS, INC.

                       CONSOLIDATED BALANCE SHEETS
                December 31, 1999 and December 31, 1998

                                                December 31,    December 31,
                                                    1998           1999

       ASSETS

          Cash on Hand                             1,649              .00
          Cash in Bank                         4,447,136              .00

          Marketable Securities (Note 2)   1,122,300,816              .00

          Accounts Receivable                     161,381             .00

       Total Current Assets                1,126,910,982              .00

       Proven Reserves (Note 6)
          Gold                             2,051,000,000    2,019,500,000
          Less cost of mining (note 13)    - 616,000,000    - 616,000,000
          Net Gold Reserves                1,435,000,000    1,403,500,000

          Silver                              91,580,000      102,747,000
          Less cost of mining (Note 13)      - 1,672,000      - 1,672,000
          Net Silver Reserves                 89,908,000      101,075,000

       Provision for bad debts                   162,618              .00

       Rental Receivables past due            20,327,000              .00

       Total long time investments and        20,214,000              .00
           receivables

       FIXED ASSETS

          Fixed Assets - Cost                    115,311              .00
          Less acumulated depreciation          - 98,099              .00
          Fixed Assets net value                  17,212              .00

       OTHER ASSETS

          Deferred Taxes Debit                    93,253              .00
          Unamortized Exchange Loss              503,833              .00
          Total Other Assets                     547,086              .00

       TOTAL ASSETS                        2,672,379,898    1,504,575,000



                                      2.


       LIABILITIES AND STOCKHOLDERS' EQUITY

       OTHER LIABILITIES

          Total Liabilities                  34,214,000              .00

       STOCKHOLDERS' EQUITY

       Common stock $0.003 par                  271,000          271,000
       value Authorized shares-500,000,000
       Issued and outstanding-90,250,877
       in 1998; 90,250,877 in 1999

       Common stock, Class "B" no par value,  5,266,960              .00
       with a stated value of $1.00 per share.
       Authorized shares 50,000,000 in 1998;
       and 0 1999; Issued and outstanding
       5,266,960 in 1998 and 0 in 1999.

       Capital Surplus                       16,432,066              .00

       Reserve Fund                           2,089,929              .00

       Enterprise Expansion Fund                202,196              .00

       Retained Earnings (Loss)              (1,439,715)             .00

       Total Stockholders' Equity         2,612,464,060    1,233,575,000
         (Note 12)

       Total Liabilities and Stockholders 2,672,379,898    1,504,575,000
       equity

                  See accompanying notes to Financial Statements.



                                    3.




                            INCOME STATEMENT
                     For the years 1998 and  1999

                                              1998           1999

     Operating Revenue                   $       .00     $      .00

     Operating Expenses                          .00            .00

     Included interest expenses                  .00            .00

     Gross Operating Profits                     .00            .00

        Less General and Administrative          .00            .00
        Services

     Operating Profit (loss)                     .00            .00

     TOTAL PROFIT (LOSS)                         .00            .00

     NET INCOME (loss)                           .00            .00

     PER SHARE INCOME (loss)                     .00            .00


                  See accompanying notes to Financial Statements



                                    4.


                 COUNTRYLAND WELLNESS INTERNET NETWORK TRUST

                      NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
Description of Business - The Company was engaged in the mining development industry. Since October 22, 1974. the Company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and was engaged in the exploration of said mines for the production of precious metal like gold and silver. The Company is not now conducting any mining operations, and has no plans to re-open mining operations.

Currency Transactions - There are no assets and liabilities of operations outside the United States which need to be translated into U. S. dollars using exchange rates.

Development Costs - The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

2. MARKETABLE SECURITIES

None

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

5. RELATED PARTY TRANSACTIONS
Grand American Bank Trust (GABT) owns approximately 60% of the
Company's common stock as of December 31, 1999.

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

Stickel and Associates, independent consultants in applied geology, geophysics and engineering, has estimated 7,000,000 troy ounces of gold and 19,000,000 troy ounces of silver. The values of these reserves based on average market prices as of December 31, 1998 and December 31, 1999 are as follows:


                                 6.

                                           12-31 -98      12-31-99
                                           (Dollars in Thousands)

  Gold (7,000,000 troy ounces)
    @$288.50/troy ounce                                   2,019,500
    @$293/troy ounce                       $2,051,000

  Silver (19,000,000 troy ounces)
    @$5.945/troy ounce                        112,955
    @$5.413/troy ounce                                      102,747

  TOTAL                                    $2,145,335    $2,122,247

7. STOCKHOLDERS' EQUITY:
The Company was authorized to issue 50,000,000 shares of no par value
Class "B" shares. The Company gave authority to its Board of Directors to issue such Class "B" stock in one or more series, and to fix the number of shares in each series, and all designations, relative rights, preferences and limitations of the stock issued in each series. The Board of Directors has cancelled the Class "B" Stock issuance.

8. CONTINGENCIES:
The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.

9. TAXES:
The Company has not filed a federal income tax return because there are no earnings to report.


                                    7.

10. THE INCREASE OF THE ISSUED AND OUTSTANDING COMMON SHARES
The Company on December 6, 1995 by Company Resolution approved the issuance of 47,958,512 common shares to pay the mining exploration cost of $3,252,669 that was paid by the Grand American Bank Trust.

The Grand American Bank Trust could not accept the shares until a legal opinion was given by the Regulators.

The Legal opinion was given on February 15, 1996 and the 47,958,512 common shares were issued to Grand American Bank Trust in April 1996 by American Securities Transfer, Inc., transfer agent. The Company by Certificate of Resolution that was approved on March 22, 1996 issued 3,266,960 restricted common shares to Joseph Witzman in payment of the Company's obligation to him of $180,953.75.

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

11. LOANS PAYABLE
Unsecured and unrecorded personal loans for prior years were paid for the year ending December 31, 1997. These accounts were charged to Deferred Charges and Other Assets.

12. CAPITAL IN EXCESS OF PAR
It is the excess of Total Assets over Liabilities and Common Stock.


                                   8.

13. COST OF MINING RESERVES
The cost of mining reserves is estimated to be $88.00 per metric ton as per a recent report of William H. Bird, Ph.D., Geologist and Mineralogist.


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