Form 10-Q
period 2000-03-31
COUNTRYLAND WELLNESS RESORTS INC
filed 2000-05-15
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 10549

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                             Commission file number
     March 31, 2000                                    0-2 0217


        (Exact name of registrant as appended in its charter)

                  COUNTRYLAND WELLNESS RESORTS, INC.


        (State or other jurisdiction of
        incorporation or organization)    (I.R.S. Employer identification No.)

        Delaware                              84-068750

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

                      Yes  X            No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Title of Class                                   March 31, 2000

        Common                                             90,777,573
                                     -1-

                    COUNTRYLAND WELLNESS RESORTS, INC.

                    Index                                            Page

   Part I    FINANCIAL INFORMATION

       Item 1    Financial Statements

                 Balance Sheets                                        3

                 Statements of Income and Retained                     4
                     Earnings

                 Notes to Financial Statements                         5

       Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations                  7

  Part II   OTHER INFORMATION

       Item 1    Legal Proceedings                                     8

       Item 2    Changes in Securities                                 8

       Item 3    Defaults upon Senior Securities                       8

       Item 4    Submission of Matters to a Vote of Security Holders   8

       Item 5    Other Information                                     8

       Item 6    Exhibits and Reports on Form 8-K                      9

                     COUNTRYLAND WELLNESS RESORTS, INC.

                                BALANCE SHEETS

                      March 31, 2000 and March 31, 1999

                                                 March 31,     March 31,
                                                    2000         1999
                                                 (Dollars In Thousands)

        ASSETS
        Cash (Note 6)                           $  300,000   $    4,449
        Gold in storage                                  0       22,072
        Cash equivalents (Note 5)                2,418,000    1,100,000
        Accounts receivable- net                         0       20,326

        Deferred charges and other assets (Note 2)

           Deferred mining exploration costs and
            Deferred operating expenses                  0        4,813

        Property and equipment - net                     0           17

        Proven reserves (Note 4)
           Gold- net of mining costs                     0    2,030,000
           Silver- net                                   0      102,600

        Deferred taxes (Note 8)                          0           43
        Unamortized exchange loss                        0          504

        Total assets                            $2,718,000  $ 3,284,824


        LIABILITIES AND STOCKHOLDERS' EQUITY

        Loans payable                                    0       23,761
        Accrued expenses                                 0        9,955
        Other payables                                   0          748

         Common stock, $0.003 par value
         Authorized shares-200,000,000
         Issued and outstanding-90,777,573             271          271

         Capital in excess of par                2,717,729    3,264,207
         Retained earnings                               0      (19,384)

        Total Liabilities and Stockholders'
         Equity                                $ 2,718,000    3,244,823


        See accompanying notes to Financial Statements.

                     COUNTRYLAND WELLNESS RESORTS, INC.


                 Statement of Income and Retained Earnings
                   For the year ended December 31, 2000


                                                    (Dollars in Thousands)

         Operating revenues                            $ -0-

         Operating expenses                              -0-

         General and administrative expenses             -0-

         Operating gain (loss)                           -0-

         Loss on exchange                                -0-

         Net gain (loss)                                 -0-

         Retained earnings, beginning                    -0-

         Retained earnings, ending                       -0-

  See accompanying notes to Financial Statements

                     COUNTRYLAND WELLNESS RESORTS, INC.

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

      The Company's merger with Network Electric Company has been cancelled by mutual consent.

      There are no assets outside the United States which need to be translated into U.S. dollars using exchange rates. The exchange rate for Dominion Dollars of the Dominion of Melchizedek is one Dominion Dollar to one U.S. Dollar.

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

          Deferred Operating Expenses
          Related to additional sale of Common shares           $ 1,480
          Prior years expenses                                      801
          Total Operating Expenses                                2,281

          Total Deferred Charges and Other Assets               $ 5,534


   3.  RELATED PARTY TRANSACTIONS
       Grand American Bank Trust owns approximately 60% of the Company's common stock as of December 31, 2000.

   4.  SALE OF MINING PROPERTIES
       The Company sold its mining interests in Plumas County, California to a foreign ecclasiastical sovereignty in exchange for Treasury Bills ("T-Bills") having a face value of $2,418,000,000.00, issued by the Dominion of Melchizedek ("DOM"). The T-Bills, payable without interest, mature on May 27, 2005.
The Company has booked the T-Bills at face value. As additional consideration, DOM has credited to the account of the Company 300,000,000.00 Dominion Dollars (the official currency of DOM), from which the Company has acquired a 5 year Certificate of Deposit issued by the DOM state owned and licensed bank, Bank of Salem. Bank of Salem is not licensed within the United States of America, nor is it associated with any U.S.A. bank.

       DOM as an ecclasiastical sovereignty has suffered significant adverse publicity because journalists and others have falsely labeled DOM as a "country" when in fact DOM has always classified itself as an "ecclasiastical sovereignty." The major negative publicity is available at the DOM news section link to its web site at www.melchizedek.com.

      The ability of DOM to pay the T-Bills at maturity is subject to a number of conditions, such as its acquisition of sufficient foreign capital or the Plumas mines producing enough revenues to pay off the T-Bills at maturity.
The Company has agreed to put the mines into production on behalf of DOM, and will be permitted to retain as much as 60% of net revenues from production to pay down the principal amount of the T-Bills before maturity.

      DOM received title to the mining properties through a corporation incorporated under the laws of DOM, "The International Monetary Reserve" ("TIMR"), which is qualified to do business in California and Florida, and which is separately incorporated under the laws of the State of Nevada.
DOM is the controlling shareholder of TIMR, which is not related to the similarly named "International Monetary Fund," ("IMF"). TIMR shares are quoted on the offshore internet stock exchange "Dominion Worldwide Stock Exchange" that is regulated and managed by DOM outside the United States. It may be necessary for DOM to sell its shares in TIMR to pay off the T-Bills, however it is unknown if a sufficient market will develope for those shares. In the alternative, the Company has an option, at any time prior to maturity, to elect to receive full payment for the T-Bills in the form of Dominion Dollars. The Company may elect to exercise this option should a strong market emerge for Dominion Dollars.

      According to DOM there are less than $100,000,000 of its T-Bills issued to its citizens and third parties prior to those issued to the Company. DOM has indicated that its reason for acquiring the Plumas mining properties is based on its plan to float an Internet and printed currency, Dominion Dollars, in the world market. With the proven reserves at the Plumas property, DOM's currency can be backed by gold.

      The Company's top officers are citizens and ambassadors-at-large of this ecclasiastical sovereignty, but DOM owns none of the securities issued by the Company.

    5.  CONTINGENCIES.
        The Company is not involved in any legal proceeding which is considered to be ordinary routine litigation incident to its business.

    6.  TAXES
        The Company has not filed a federal income tax return because there are no earnings to report.

    7.  NAME CHANGE
        On September 18, 1999, the Company's name was changed to "Countryland Wellness Resorts, Inc. The accounting year remains December 31.


                   COUNTRYLAND WELLNESS RESORTS, INC.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Summary of significant Accounting Policies

     Nature of the Business: Countryland Wellness Resorts, Inc., a Delaware corporation was originally incorporated in Colorado on October 29, 1974, as Minerals Mining Corporation. The name was first changed to Grand American International Corporation, then Continental Wellness Casinos Corp., and then, on December 22, 1997, to Continental Wellness Casinos Trust, a real estate investment trust. On December 16, 1998 the name "Countryland Wellness Internet Network Trust" was adopted. The current name was adopted on September 18, 1999. The Company had been engaged in the discovery and development of precious metals with mining properties located at Quincy, Plumas County, California. The
Company had 750 acres of land where 39 unpatented mineing claims are located. All assessment work has been done at the mines and all reports have been filed with the Bureau of Land Management, Sacramento, California and the County of Plumas in accordance with the mining rules and regulations. The Company has permits to operate the mines from the United States Forestry Department, Quincy, California. The Company sold its mining properties to The Dominion of Melchizedek as detailed in Note 4 above.

      The Company is in the process of getting its live longer center, a longevity members association, with the purpose of making people live longer by using preventive medicine with genes testing for discovery of predominant illness in the different subjects and repair defective genes by genetic engineering followed with a program of exercise and nutrition. The hotel's guests will sign a long term rental agreement for a room or suite at the Company's resort hotel and casino for a week or two per year for a period of ten years, payable in advance, and also receive one week of care at the center. The rental cost will be $ 3,000.00 per week per year per guest.

      A detailed Business Plan for implementation of the live longer center is presented in Exhibit A hereto.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          As of March 31, 2000, the Company was not a party to any material legal proceedings other than ordinary routine litigations incidental to its business.

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: None.
          (b) Reports on Form 8-K
              (1)    Amendment No. 10, dated May 15, 2000.

SIGNATURES


Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      COUNTRYLAND WELLNESS RESORTS, INC.



               By: (S) FERNANDO JUAN              DATED: May 15, 2000
                       Fernando Juan
                       Vice President and Chief Financial Officer


                                 EXHIBIT A

                               BUSINESS PLAN
                 FOR COUNTRYLAND WELLNESS RESORTS, INC.
                    OPERATION OF LIFE EXTENTION CLUB

I.  THE BASIC PLAN

A. BASIC STRATEGY- Countryland Wellness Resorts, Inc., a publicly traded company (CWRI) intends to operate a Life Extention Club where members are trained to live a longer, healthier life, free of disease.

B. OVERVIEW OF WELLNESS RESORTS AND LIFE EXTENTION CLUBS IN THE UNITED STATES-Life extention clubs in the United States are very limited. People quite naturally want to live longer and healthier lives, and there exists a market for the first company to start this project. That company will significantly benefit from the definite need for such a program, because of the very high cost of medical treatment, now amounting to over 900 billion dollars a year with no limit in sight.

C. CHARACTERISTICS OF THE LIFE EXTENTION PROGRAM- The life extention program envisaged by the Company will consist of use of preventative medicine using the latest medically approved gene technology techniques. Members will have their genes tested with a PCR machine to detect illness producing genes which can be repaired. Many gene associated diseases can now be detected and treated, thereby preventing such diseases from manifestation. Further, members will be trained in the use of proper dietary supplements needed by human bodies, so they can better thwart nearly any type of disease, and combat the pollutants now ramant in our society. Together with proper exercise, according to body type, we can build a healthy body capable of living 100 years or more. The human body is capable of living 120 years; any death before that should be considered premature.

D. RECOMMENDATION- The wellness resort will establish a membership program where members sign 10 year contracts. The cost may be refundable by the members' health insurance plan, and may be tax deductible.

II.  THE LIFE EXTENTION PROGRAM AND MEMBERSHIP CLUB

A.  SOURCE OF REVENUE- Revenue will be derived from the following:


    1. The signing of members to contracts from our list of available folks who desire to join the Life Extention Club at a rate of $3,000 per year, payable 10 years in advance.

    2. The signing of members through our marketing company in New York, which has promised 25,000 leads per month.

    3. The signing of members through recommendations of other members, based upon the desirability of visiting a world famous resort community and receiving a one week vacation there.

B. COSTS- The total cost for membership in the Life Extention Club will be $3,000 for one unit and consists of a week's stay at the resort where they will receive training to live longer and healthier. They must, however, sign a contract for a 10 year period and pay $30,000 for the 10 years. This program may be refundable by their health insurance and may also be tax deductible.

C. REVENUE- Assuming that 2,000 rooms per week will be available for this program, members will pay $3,000 each per week, producing $312,000,000 a year. Since members will be paying 10 years in advance, a total of $3.12 billion in revenue will be produced.

D. RISK- In order to minimize the risk of failure of this program, it is contemplated that an all risk policy of insurance issued by Lloyd's of London will fully protect the funding obtained from members for the life of the program.

E. PRODUCTS- We will offer a full range ofproducts and other services to members which will produce additional revenues to our company.