Form 10-Q
period 2000-06-30
COUNTRYLAND WELLNESS RESORTS INC
filed 2000-08-01
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 10549

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                             Commission file number
     June 30, 2000                                    0-20217


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

        Title of Class                                   June 30, 2000

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

                     COUNTRYLAND WELLNESS RESORTS, INC.

                                BALANCE SHEETS

                      June 30, 2000 and June 30, 1999

                                                 June 30,     June 30,
                                                    2000         1999
                                                 (Dollars In Thousands)

        ASSETS
        Cash                                    $        0   $        0
        Gold in storage                                  0       19,561
        Cash equivalents (Note 4)                2,718,000    1,100,000
        Accounts receivable- net                         0            0

        Deferred charges and other assets (Note 2)

           Deferred mining exploration costs and
            Deferred operating expenses                  0        5,534

        Proven reserves (Note 4)
           Gold- net of mining costs                     0    1,799,000
           Silver- net                                   0       98,800

        Total assets                            $2,718,000  $ 3,022,895


        LIABILITIES AND STOCKHOLDERS' EQUITY

        Loans payable                                    0            0

         Common stock, $0.003 par value
         Authorized shares-200,000,000
         Issued and outstanding-90,777,573             271          271

         Capital in excess of par                2,717,729    3,017,358

        Total Liabilities and Stockholders'
         Equity                                $ 2,718,000    3,022,895


        See accompanying notes to Financial Statements.

                     COUNTRYLAND WELLNESS RESORTS, INC.


                 Statement of Income and Retained Earnings
                   For the year ended June 30, 2000


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

  See accompanying notes to Financial Statements

                     COUNTRYLAND WELLNESS RESORTS, INC.

                       NOTES TO FINANCIAL STATEMENTS

   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - The Company is engaged in the mining development industry. Since October 22, 1974, the Company has owned and operated thirty nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and engaged in the exploration of said mines for the production of precious metals like gold and silver. The Company will apply for a license in Las Vegas, Nevada to conduct Life Extension programs and to operate hotels and casinos.

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


   3.  RELATED PARTY TRANSACTIONS
       Grand American Bank Trust owns approximately 60% of the Company's common stock as of June 30, 2000.

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

Item 1.   Legal Proceedings

          As of June 30, 2000, the Company was not a party to any material legal proceedings other than ordinary routine litigations incidental to its business.

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



                      COUNTRYLAND WELLNESS RESORTS, INC.



               By: (S) FERNANDO JUAN              DATED: July 31, 2000
                       Fernando Juan
                       Vice President and Chief Financial Officer


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