Form 10KSB
period 2007-12-31
Minerals Mining CORP
filed 2008-04-22
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Form 10-KSB

For Year Ended	Commission file number
December 31, 2007	0-20217

MINERALS MINING CORPORATION
(Exact name of registrant as appended in its charter)

Colorado	6682741
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	identification No.)

12801 Worldgate Drive, Suite 500
Herndon, Virginia	20170
(Address of principal executive offices)	(Zip Code)

  (703) 871-3942
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes           ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	March 31, 2008

Common	90,250,877

MINERALS MINING CORPORATION

Index

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

Item 2	Balance Sheets	4

Item 3	Statements of Income and Retained Earnings	5

Item 4	Notes to Financial Statements	6

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	7

Item 2	Changes in Securities	7

Item 3	Defaults upon Senior Securities	7

Item 4	Submission of Matters to a Vote of Security Holders	7

Item 5	Other Information	7

Item 6	Exhibits

Item 7	Name Change	7

Item 8	Business Plan	8

Item 9	Market Price of Common Stock	8-9

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
MINERALS MINING CORPORATION

BALANCE SHEETS
December 31, 2007 and December 31, 2006

	2007	2006
	(Dollars in Thousands)

ASSETS

Cash	$4,449

Gold in storage		$27,317

Cash equivalents	$1,122,301

Accounts Receivable-net	$20,325

Deferred charges and other assets

Deferred mining exploration costs and

Deferred operating expenses	$4,813	$4,813

Property and equipment-net	$17

Proven Reserves

Gold-net of estimated mining costs	$1,171,000	$2,032,380

Silver	$91,200	$112,955

Deferred Taxes	$43

Unamortized exchange loss	$504

Total assets	$2,414,653	$2,177,465

LIABILITIES AND STOCKHOLDER’S EQUITY

Loans payable	$23,761

Accrued expenses	$9,955

Other payables	$748

Common Stock, Class “A” $0.003 par value Authorized shares-500,000,000 Issued and outstanding-90,028,877 in 2006 and 2005	$271	$271
Common Stock, Class “B” no par value, With a stated value of $1.00 par share. Authorized shares-50,000, in 2006 and 2005	$5,266	$5,266

Capital in excess of par	$2,394,036	$2,171,928
Retained Earnings	$(19,384)

Total Liabilities and Stockholders equity	$2,414,653	$2,177,465

See accompanying notes to Financial Statements.

MINERALS MINING CORPORATION
STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE YEAR ENDED DECEMBER 31, 2007

2007
(Dollars in Thousands)

Operating Revenues	$0

Operating Expenses	$1,711

General and administrative expenses	$2,772
Operating Loss	$(4,483)
Loss on exchange	$(5,016)
Net Loss	$(9,499)

Retained Earnings, beginning	$(9,885)

Retained Earnings, ending	$(19,384)

See accompanying notes to Financial Statements

MINERALS MINING CORPORATION
NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business-The Company is engaged in the mining development in the United States, since October 22, 1974, the Company has owned and operated thirty-nine (39) mines and one (1) mill site at Quincy, Plumas County, California, and is engaged in the exploration of said mines for the production of precious metals like gold and silver.

Development Costs-The Company will not capitalize property taxes on its mining properties until the mines are ready for operation and development.

2.           DEFERRED CHARGES AND OTHER ASSETTS:

This consists of:

(In Thousands of Dollars)

Deferred Mining Exploration Costs	$3,253
Deferred Mining exploration costs were incurred in prior years with the amounts being estimated based on the prevailing costs of mining exploration at that time due to the absence of supporting documentation on April 13, 2006, the company issued shares of stocks valued at $3,252,669 to pay for its obligations Arising thereto.

Deferred Operating Expenses
Related to additional sale of Common “A” shares	$1,479
Prior years expenses	81
Total Deferred Charges and Other Assets	$4,813

3.           RELATED PARTY TRANSACTIONS:

Grand American Bank Trust owns approximately 60% of the Company’s Class “A” common stock as of December 31, 2006.

4.           CONTINGENCIES:

The Company is not involved in any legal proceedings which is considered to be ordinary routine litigation incident to its business.

5.           TAXES:

The Company has not filed a federal income tax return because there are no earnings to report.

6.           NAME CHANGE:

The name of the Company was changed from Continental Wellness Resort Co. Ltd. To Minerals Mining Corporation. The Company adopted a revised trust indenture discontinuing  its real estate investment trust status. On February 6, 2007 the Company formally announced and merged with China Gold Mining Group.

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings

As of March 30, 2008, the Company was not a party to any material legal proceedings other than ordinary routine litigations incidental to its business.

Item 2.                      Changes in Securities

Not applicable

Item 3.                      Defaults Upon Senior Securities

Not applicable

Item 4.                      Submission of Matters to a vote of Security Holders

Not applicable

Item 5.                      Other Information

Not applicable

Item 6.                      Exhibits and Reports on Form 8-K

    (a)      Exhibits

       10.1       Business Plan of Minerals Mining Corporation.

       31.1       Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2       Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1       Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2       Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERALS MINING CORPORATION

DATED: March 31, 2008	By:	/s/ FERNANDO JUAN
Fernando Juan
Chief Executive Officer, Director and Trustee