Form 10QSB
period 2008-03-31
Minerals Mining CORP
filed 2008-04-22
CIK 887531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Form 10-KSB

For Quarter Ended	Commission file number
March 31, 2008	0-20217

MINERALS MINING CORPORATION
(Exact name of registrant as appended in its charter)

Colorado	6682741
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	identification No.)

12801 Worldgate Drive, Suite 500
Herndon, Virginia	20170
(Address of principal executive offices)	(Zip Code)

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